Form 10-K
period 2001-12-31
SUNTRON CORP
filed 2002-04-01
CIK 1160513

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                         Commission file number 0-49651
                              --------------------

                               SUNTRON CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     86-1038668
---------------------------------           ------------------------------------
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                2501 West Grandview Road, Phoenix, Arizona 85023
          -------------------------------------------------------------
          (Address of Principal Executive Offices)           (Zip Code)

                                 (602) 789-6600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Exchange Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------

 Common Stock, $0.01 par value                   Nasdaq National Market
 -----------------------------                   ----------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock held by nonaffiliates of the registrant (2,438,393 shares) based on the closing price of the registrant's Common Stock as reported on the Nasdaq National Market on March 28, 2002, was $19,946,054.74. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

         As of March 28, 2002, there were outstanding 27,414,388 shares of the registrant's Common Stock, $0.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                               SUNTRON CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                  PAGE
                                     PART I

ITEM 1.    BUSINESS.............................................................    1
ITEM 2.    PROPERTIES...........................................................    5
ITEM 3.    LEGAL PROCEEDINGS....................................................    6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................    6

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS..........................................................    6
ITEM 6.    SELECTED FINANCIAL DATA..............................................    7
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS............................................    9
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........   29
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   29
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE.........................................   29

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   29
ITEM 11.   EXECUTIVE COMPENSATION...............................................   31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......   34
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................   37

                                     PART IV

ITEM 14.   EXHIBITS AND REPORTS ON FORM 8-K.....................................   38

           SIGNATURES...........................................................   40

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS...........................  F-1

                          ----------------------------

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words "anticipate," "believe," "plan," "estimate," "expect," "seek," and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to shareholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenues, profitability, and synergies of the recent business combination of EFTC Corporation and K*TEC Electronics Holding Corporation, trends affecting our growth, and the business and economic risks described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Factors That May Affect Future Results."

                                     PART I

ITEM 1.           BUSINESS

OVERVIEW

         Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services that target the aerospace and defense, semiconductor, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, full systems integration, testing, and after-market repair and warranty services. We offer original equipment manufacturers, or OEMs, the ability to outsource all stages of the product life cycle, including development and design, materials procurement and supply chain management, prototyping, manufacturing and assembly, testing, quality control, and after-market support. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. We believe that our success in the marketplace is primarily attributable to our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

         Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation (referred to together as K*TEC). The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC received 15,119,356 shares of Suntron common stock, representing approximately 55% of our outstanding shares, and the former shareholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, or an aggregate of 12,294,982 shares, representing the approximately 45% balance of our outstanding shares.

         EXCEPT AS EXPRESSLY NOTED, ALL REFERENCES IN THIS REPORT TO OUR HISTORICAL FINANCIAL RESULTS PRIOR TO JANUARY 1, 2002 REFLECT THE HISTORICAL CONSOLIDATED FINANCIAL RESULTS OF EFTC AND ITS SUBSIDIARIES AND DO NOT INCLUDE THE HISTORICAL FINANCIAL RESULTS OF K*TEC. Beginning in the first quarter of 2002, the combination will be accounted for as a reorganization of entities under common control, which is similar to the pooling-of-interests method of accounting for business combinations. Accordingly, beginning in the first quarter of 2002, our financial statements will consist of the combined results of EFTC since its inception and K*TEC Operating Company, L.L.C. since October 10, 2000 (the date that common control was established).

RECENT DEVELOPMENTS

         In March 2002, we acquired substantially all of the assets of Midwestern Electronics, Inc., a privately held electronics manufacturing services provider. Midwestern focuses on high-mix manufacturing services, including printed circuit board assembly, subassemblies, box build, and after-market repair services. We intend to continue to operate the acquired business from Midwestern's leased facilities in Kansas and Iowa.

MANUFACTURING SERVICES

         We provide a variety of manufacturing services including printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, sheet metal fabrication and powder paint, plastic injection molding, and full systems integration (known as box build), as well as after-market repair and warranty services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes. Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability all the way through material procurement and supply chain management, final assembly, and testing, to reduce our customers' costs and improve their time to market. We provide the following services:

         DESIGN SERVICES. We provide our customers product development and design and test engineering services. Our design for manufacturability and design for testability reviews allow our engineering group to collaborate with our customers early in the design process to reduce variation, cost, and complexity in new designs. Following completion of the initial design, we also offer design services to assist our customers in taking their product to market. Our support teams work closely with our customers through all stages of product planning and production. Our computer systems feature a computer-aided design capability that allows our engineers to collaborate online with a customer's engineers when developing and changing product designs.

         PROTOTYPE MANUFACTURING SERVICES. We provide quick-turn prototype manufacturing services that provide customers with 24 hour to 10-day turnaround times. Our prototype manufacturing operations located in Manchester, New Hampshire and Phoenix, Arizona provide full turnkey solutions to support our customers with new product introduction activities. These services permit our customers to be more competitive by reducing the amount of time required to bring new products to market.

         MATERIALS AND SUPPLY CHAIN MANAGEMENT SERVICES. We consult with our customers and their suppliers early in the component selection process. This early supplier involvement helps ensure an efficient supply stream that focuses not only on cost but also on availability of components and the component life cycle. When material obsolescence affects our customers' designs, we can provide recommendations on alternative components through our component engineering group. We have developed innovative material requirements planning relationships with a select group of OEMs in the aerospace and defense, semiconductor capital equipment, computer, medical instrumentation, networking, and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. In addition, certain of our customers have internet access to our intranet in order to monitor printed circuit board production quality, board and box build assembly methods, and product throughput in a real-time environment. Each customer's internet site is secured and tailored for the customer's unique needs. We further complement our offerings by providing full logistics support that allows the final assembly to be shipped directly to the customer's end customer. This supply chain management ability differentiates us as a resource in enhancing customers' cost-efficiency and time-to-market.

         MANUFACTURING AND ASSEMBLY SERVICES. We provide high-mix manufacturing services for a variety of highly complex electronic products. Our manufacturing methodology is central to supporting high-mix manufacturing. While typical high-volume manufacturing companies use high-volume runs to recover costs incurred in the initial set-up for the manufacturing process, our high-mix manufacturing technique focuses on parallel processing and set-up reductions in order to reduce initial set-up costs.

         TESTING SERVICES. We offer in-circuit functional testing and environmental "stress" testing that includes temperature and motion/shock/electronic cycle testing. These tests verify that components have been properly placed and electrical continuity exists at the proper places on the circuit card. Functional testing is performed on the in-circuit testers or separate test adapters and verifies that the board or system is in compliance with customer specifications. Environmental tests determine how the product will function at various temperatures and seeks to identify and remove any latent defects that might appear later in the product life cycle.

         QUALITY CONTROL SERVICES. Our quality control standards provide another means of serving the needs of our customers, because OEMs often rely on suppliers to assure quality control for subassemblies rather than providing such quality control themselves. We believe that our adherence to strict quality control standards and our investment in state-of-the-art production facilities and equipment have attracted and retained important customers that have established extremely rigid product quality standards.

         AFTER-MARKET REPAIR SERVICES. We provide after-market warranty and repair services for electronic products, including products that may not have been originally manufactured by us, in support of customer product warranty, repair, and upgrade programs.

CUSTOMERS

         Suntron focuses on serving OEMs in industries that have high-mix requirements. Sales to Honeywell represented approximately 83% of EFTC's sales in 2001. Sales to Applied Materials and Emulex represented approximately 38% and 26%, respectively, of K*TEC's sales for the nine months ended September 30, 2001. The loss of Honeywell, Applied Materials, or Emulex as a customer would, and the loss of any other significant customer could, have a material adverse effect on our financial condition and results of operations.

SALES AND MARKETING

         Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers' key personnel.

         We continue to focus our sales and marketing efforts on the following markets: (1) aerospace and defense, (2) semiconductor capital equipment, (3) industrial controls and instrumentation, (4) networking and telecommunications equipment, and (5) medical equipment. This approach facilitates sales personnel specialization within related product groupings and permits sales representatives to develop a high degree of technical expertise.

         Our sales strategy is to target (1) technology companies with minimal manufacturing capabilities that require "one-stop shopping" service in rapidly evolving sectors and (2) OEMs whose demand is characterized by small lot, high frequency purchases with significant variability in demand. Our vertical integration, coupled with our focus on unique configuration required to service our customers' high-mix needs, differentiates us from other electronics manufacturing services providers.

         We supplement the efforts of our sales force in the marketing of our services with direct mailings of brochures and other literature, the publication of various white papers, as well as advertisements in trade journals.

BACKLOG

         Although we obtain firm purchase orders from customers, most customers do not place firm purchase orders for products until 30 - 90 days prior to the delivery date for the finished goods. Backlog covered by firm purchase orders does not demonstrate a meaningful projection of our future sales as orders may be modified or canceled.

SUPPLIERS

         We use numerous suppliers of electronic components and other materials for our operations. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Factors that may affect future results-We may experience component shortages, which would cause us to delay shipments to customers, resulting in potential declines in net sales and operating results."

We attempt to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

COMPETITION

         The electronics manufacturing services industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources. Many of our competitors are more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. Certain of our competitors have broader geographic presence than we do, including manufacturing facilities in foreign countries. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from current and potential customers, which are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.

INTELLECTUAL PROPERTY

         We seek to protect our proprietary technology and other intangible assets primarily through trade secret protection. In addition, we depend heavily on training, recruiting, and retaining our employees, who are required to have sufficient know-how to operate advanced equipment and to conduct sensitive and complicated manufacturing processes.

GOVERNMENTAL REGULATION

         Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, and health and safety matters, and there can be no assurance that material costs and liabilities will not be incurred in complying with those regulations or that past or future operations will not result in exposure to injury or claims of injury by employees or the public. To meet various legal requirements, we have modified our circuit board cleaning processes to utilize only aqueous (water-based) methods.

         Some risk of liabilities related to these matters is inherent in our business, as with many similar businesses. Our management team believes that our business is operated in substantial compliance with applicable environmental, waste management, and health and safety regulations, the violation of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of violation, these regulations provide for civil and criminal fines, injunctions, and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified, or more stringent requirements or enforcement policies could be adopted that may adversely affect our business.

         We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We engage independent contractors for the off-site disposal of these materials. For additional information, see Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - " Factors That May Affect Future Results - Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes."

EMPLOYEES

         As of March 4, 2002, we had 2,108 full-time equivalent employees.
As of the same date, we also engaged the full-time services of 157 temporary laborers through employment agencies in manufacturing operations. None of our employees is subject to a collective bargaining agreement. Our management team believes that our relationship with our employees is good.

ITEM 2.           PROPERTIES

         The following table describes our material locations.

                              YEAR ACQUIRED/        APPROXIMATE         OWNED/
LOCATION                          OPENED         SIZE (SQUARE FEET)     LEASED      PRIMARY USE
--------                          ------         ------------------     ------      -----------
Sugar Land, Texas                  2000               472,000            Owned     Manufacturing
Phoenix, Arizona                   1999               145,000           Leased     Manufacturing/
                                                                                   Headquarters
Fremont, California                2000                87,000           Leased     Manufacturing
Lawrence, Massachusetts            2001                73,000           Leased     Manufacturing
Olathe, Kansas                     2002                49,000           Leased     Manufacturing
Garner, Iowa                       2002                40,000           Leased     Manufacturing
Newberg, Oregon                    1998                65,000           Leased     Manufacturing
Austin, Texas                      1996                45,000           Leased       Warehouse
Ottawa, Kansas                     1998                40,000            Owned     Manufacturing
Tijuana, Mexico                    1999                30,000           Leased     Manufacturing
Moses Lake, Washington             1997                20,000           Leased     Manufacturing
Manchester, New Hampshire          1998                19,000           Leased     Manufacturing

         In addition, we lease a facility in Denver, Colorado where EFTC's former executive offices were located. We have subleased a significant portion of the facility and are actively pursuing a sublease of the remainder of the space. We lease additional manufacturing facilities in Milpitas, California and Plano, Texas, which we have closed. We have subleased a significant portion of our facility in Milpitas, California. We are actively pursuing subleases for the remainder of the space in Milpitas, California, as well as the facility in Plano, Texas.

         We believe our facilities are in good condition and that our current capacity is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

         There are no legal proceedings to which we are a party or to which any of our properties are subject, that we expect to have a material adverse effect on our company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Our common stock has been listed on the Nasdaq National Market under the symbol "SUNT" since March 1, 2002. As a result of the combination, the EFTC common stock, formerly traded under the symbol "EFTC," ceased to be listed on the Nasdaq National Market.

         For the period from March 1, 2002 through March 28, 2002 the high and low closing prices of our common stock was $9.35 and $6.23, respectively, as reported on the Nasdaq National Market.

         As of March 25, 2002, there were approximately 638 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 28, 2002 was $8.18 per share.

         Our senior credit facility prohibits the payment of dividends. Neither Suntron nor EFTC declared or paid any dividends for the years ended December 31, 2000 and 2001, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6.           SELECTED FINANCIAL DATA

         The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2001, reflect only the historical results of EFTC and not the results of K*TEC, and are derived from our consolidated financial statements that have been audited by KPMG LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2000 and 2001, and for each of the years in the three-year period ended December 31, 2001, and the independent auditors' report thereon, are included elsewhere in this Annual Report on Form 10-K.

                                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                               1997            1998            1999            2000            2001
                                            ---------       ---------       ---------       ---------       ---------
                                                             (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales                                   $ 122,079       $ 226,780       $ 221,864       $ 327,444       $ 348,025
Cost of goods sold                            102,166         200,581         229,892         311,485         310,679
                                            ---------       ---------       ---------       ---------       ---------
   Gross profit (loss)                         19,913          26,199          (8,028)         15,959          37,346
Operating costs and expenses:
   Selling, general and administrative
     expenses                                  12,711          22,838          25,389          23,926          17,343
   Recapitalization and merger
     transaction costs                             --           1,048              --           5,336           1,570
   Severance, retention, closure and
     relocation costs                              --             200             300           4,579              --
   Impairment of long-lived assets                 --           3,342           2,822           1,662              --
   Goodwill amortization                          547           1,564           1,133             267             267

   Litigation settlement                           --              --           6,400              --              --
                                            ---------       ---------       ---------       ---------       ---------
   Operating income (loss)                      6,655          (2,793)        (44,072)        (19,811)         18,166
Interest expense                               (2,411)         (4,312)         (6,516)         (9,556)         (3,431)
Gain (loss) on sale of assets                   1,156             400         (20,880)          4,369             767
Other, net                                        139            (104)            (55)            (15)             99
                                            ---------       ---------       ---------       ---------       ---------
   Income (loss) before income taxes            5,539          (6,809)        (71,523)        (25,013)         15,601

Income tax benefit (expense)                   (2,118)          2,631          (2,180)             --            (307)
                                            ---------       ---------       ---------       ---------       ---------
     Net income (loss)                      $   3,421       $  (4,178)      $ (73,703)      $ (25,013)      $  15,294
                                            =========       =========       =========       =========       =========

Net income (loss) applicable to
   common stockholders:
   Basic                                    $   3,380       $  (4,495)      $ (73,703)      $ (27,485)      $  14,744
                                            =========       =========       =========       =========       =========
   Diluted                                  $   3,380       $  (4,495)      $ (73,703)      $ (27,485)      $  17,511
                                            =========       =========       =========       =========       =========

Net income (loss) per share applicable
   to common stockholders:
   Basic                                    $     .40       $    (.31)      $   (4.74)      $   (1.72)      $    0.41
                                            =========       =========       =========       =========       =========
   Diluted                                  $     .38       $    (.31)      $   (4.74)      $   (1.72)      $    0.36
                                            =========       =========       =========       =========       =========

Number of shares used for computation:
   Basic                                        8,502          14,730          15,543          15,978          35,889
                                            =========       =========       =========       =========       =========
   Diluted                                      8,955          14,730          15,543          15,978          48,656
                                            =========       =========       =========       =========       =========

                                                                      YEAR ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                               1997            1998            1999            2000            2001
                                            ---------       ---------       ---------       ---------       ---------
                                                                          (IN THOUSANDS)
OTHER OPERATING DATA:
EBITDA(a)(c)                                $  10,580       $   3,747       $ (57,765)      $  (7,042)      $  25,321
Adjusted EBITDA(b)(c)                           9,424           7,937         (27,363)            166          27,453

CASH FLOW DATA:
Cash provided (used) by:
   Operating activities                     $ (29,414)      $ (18,181)      $  (9,873)      $ (67,526)      $  57,030
   Investing activities                       (42,074)        (21,924)         17,752           7,682          (6,164)
   Financing activities                        72,958          38,851          (7,786)         59,171         (36,801)

                                                                           DECEMBER 31,
                                            -------------------------------------------------------------------------
                                               1997            1998            1999            2000            2001
                                            ---------       ---------       ---------       ---------       ---------
                                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Total assets                                $ 148,825       $ 190,666       $ 131,129       $ 159,572       $ 115,446
Total debt                                     44,959          54,983          42,994          90,652              72
Stockholders' equity                           75,221          94,979          21,278          14,205          89,481
Total invested capital (d)                    120,180         149,962          64,272         104,857          89,553

LIQUIDITY DATA:
Working capital (e)                         $  43,634       $  59,037       $  26,232       $  72,037       $  59,125
Firm capital resources (f)                      9,482          16,863           2,532          11,013          40,593

-------------------------------
(a) EBITDA represents net income (loss) before interest expense, income taxes, depreciation, and amortization. EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. It is also used by our lenders in determining compliance with certain financial covenants.

(b) Adjusted EBITDA represents EBITDA excluding recapitalization and merger transaction costs, severance, retention, closure, and relocation costs; impairment of long-lived assets; litigation settlement costs; and gain
      (loss) on sale of assets. Adjusted EBITDA is presented because it excludes charges and gains that we believe are not indicative of our core operating performance. We primarily use this data in conjunction with other industry and market indicators when we evaluate our future prospects for purposes of setting performance goals.

(c) The primary measure of operating performance is net income (loss). EBITDA and Adjusted EBITDA should not be construed as alternatives to net income
      (loss), determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. In addition, the measure of EBITDA and Adjusted EBITDA herein may not be comparable to other similarly titled measures of other companies.

(d) Total invested capital represents total debt plus total stockholders' equity.

(e)   Working capital represents current assets less current liabilities.

(f) Firm capital resources represent the maximum amount permitted to be borrowed under revolving credit facilities, plus cash and equivalents, less the amount outstanding under revolving credit facilities, less outstanding checks in excess of cash balances. For a discussion of our debt and capital resources after the recent combination, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Factors That May Affect Future Results" below and elsewhere in this report.

ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

         Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services for aerospace and defense, semiconductor, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing printed circuit board assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

         Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation.

         The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC Operating Company, L.L.C. received 15,119,356 shares of Suntron common stock, and the former shareholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, resulting in the issuance of an additional 12,294,982 shares of Suntron common stock.

         Beginning in the first quarter of 2002, the combination will be accounted for as a reorganization of entities under common control, which is similar to the pooling-of-interests method of accounting for business combinations. Accordingly, beginning in the first quarter of 2002, our consolidated financial statements will consist of the combined results of EFTC since its inception and K*TEC Operating Company, L.L.C. since October 10, 2000 (the date that common control was established). However, because the combination was completed in the first quarter of 2002, the financial statements for the years ended December 31, 2000 and 2001 included in this report have not been restated to reflect the combination. EXCEPT AS EXPRESSLY NOTED, ALL REFERENCES IN THIS REPORT TO OUR FINANCIAL RESULTS PRIOR TO JANUARY 1, 2002 REFLECT THE HISTORICAL FINANCIAL RESULTS OF EFTC AND ITS SUBSIDIARIES AND DO NOT INCLUDE THE HISTORICAL FINANCIAL RESULTS OF K*TEC AND ITS SUBSIDIARIES. ACCORDINGLY, WE BELIEVE THAT OUR HISTORICAL FINANCIAL RESULTS INCLUDED IN THIS REPORT ARE NOT INDICATIVE OF THE FINANCIAL RESULTS OF SUNTRON AS A COMBINED COMPANY. The corresponding consolidated financial statements of K*TEC for the fiscal year ended December 31, 2001, as well as pro forma combined consolidated financial information, will be included in a current report on Form 8-K/A, which we expect to file with the SEC in the near future.

         Between the fourth quarter of 1998 and the fourth quarter of 2000, EFTC implemented a series of actions to improve liquidity and operating results. These actions, which are more fully described in Note 9 of our consolidated financial statements, included the disposition and closure of EFTC business units. Moreover, as more fully described in Note 4 of our consolidated financial statements, EFTC engaged in a number of significant recapitalization transactions beginning in March 2000. Because of the significant impact of these transactions, we believe that the financial results are not necessarily comparable on a period-to-period basis.

INFORMATION ABOUT OUR BUSINESS

         As an electronic manufacturing services company, many of our customers are original equipment manufacturers, or OEMs, that have designed their own products. Our customers request proposals that include key terms such as quality, delivery, and the price to purchase the materials and perform the manufacturing services to make one or more components or assemblies. Generally, the component or assembly that we manufacture is delivered to the customer where it is then integrated into their final product. We price new business with our customers by obtaining quotes from our suppliers and then estimating the amount of labor and overhead that will be required to make the products.

         Before we begin a customer relationship, we typically enter into arrangements that are intended to protect us in case a customer cancels an order after we have purchased the raw materials to fill that order. If an order is cancelled, the customer is generally required to purchase the materials or reimburse us if we incur a loss from liquidating the raw materials. Despite these arrangements, it is not unusual for us to incur losses on inventories.

         The electronics manufacturing services industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply, which can result in a decision to purchase some materials before formal notice of demand is received from our customer. In addition, our inventories consist of over 100,000 different parts and many of these parts have limited alternative uses or markets, except in the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than 25% of the original cost of the materials, and in some cases we determine that there is no market for the excess materials.

         The most common reasons we incur losses are if we purchase more materials than are necessary to meet a customer's requirements or if we fail to move quickly to minimize losses once the customer communicates a cancellation. Occasionally it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. Accordingly, on a quarterly basis management evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

         BASIS OF PRESENTATION. The recent combination of EFTC and K*TEC will be accounted for as a reorganization of entities under common control. Under this method of accounting, we will be required to combine the operating results of K*TEC since October 10, 2000 when common control was established. However, since this acquisition did not close in 2001, we are required to exclude K*TEC's results from the 2000 and 2001 financial statements included in this Report, even though all future presentations of 2000 and 2001 financial results will require that we combine the results of K*TEC as if the merger had occurred on October 10, 2000. Accordingly, our historical financial results included in this Report are not indicative of the combined results that will be retroactively reported beginning in the first quarter of 2002.

         WRITE-DOWNS FOR OBSOLETE AND SLOW-MOVING INVENTORIES. Our judgments about excess and obsolete inventories are especially difficult because (i) hundreds of different components may be associated with a single product we manufacture for a customer, (ii) we make numerous products for most of our customers, (iii) even though we are engaged in the electronic manufacturing services industry, most of our customers are engaged in diverse industries, and
(iv) all of our customers experience dynamic business environments affected by a wide variety of economic, political, and regulatory factors. This complex environment results in positive and negative events that can change daily and which affect judgments about future demand for our manufacturing services and the amounts we can realize when it is not possible to liquidate inventories through production of finished products.

         We frequently review customer demand to determine if we have excess raw materials that will not be consumed in production. In determining demand we consider firm purchase orders and forecasts of demand submitted by our customers. If we determine that excess inventories exist and that the customer is not contractually obligated for the excess inventories, we need to make judgments about whether unforecasted demand for those materials is likely to occur or the amount we would likely realize in the sale of this material through a broker or auction. If we determine that future demand from the customer is unlikely, we write down our inventories to the extent that the cost of the inventory exceeds the estimated market value.

         If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. Likewise, if we underestimate contractual recoveries from customers or future demand, hindsight may indicate that we over-reported our costs of goods sold in earlier periods, which results in the recognition of additional gross profit at the time the material is used in production and the related goods are sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or the outcome of customer negotiations with respect to the enforcement of contractual provisions, could have a significant impact on the value of our inventory and our reported operating results.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

         IMPAIRMENT OF LONG-LIVED ASSETS. When we undergo changes in our business, including the closure or relocation of facilities, we often have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required.

         Through 2001, we evaluated goodwill associated with our business acquisitions for potential impairment indicators. Our judgment regarding the existence of impairment indicators was based on operational performance of the acquired businesses and existing market conditions. Effective January 1, 2002, we will be required to implement a new accounting standard that requires an evaluation of impairment of goodwill based on the current fair value of the reporting unit to which it relates. Any resulting impairment loss from the adoption of this new accounting standard, or the periodic testing required in future periods, could have a material adverse impact on our results of operations.

         INCOME TAXES. In 1998 through 2000, we incurred net losses in excess of $100 million. The year 2001 was the first year out of the last four in which we have reported net income (and taxable income). These earlier losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $52.0 million as of December 31, 2001.

         Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have not recognized a benefit for any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes and the federal alternative minimum tax) for current income.

         It is possible, however, that we could be profitable in the future at levels that cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates, which would approximate 37% under current tax rates, rather than the 2% rate currently being used. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

         For a detailed discussion on the application of these and other accounting policies, see Note 1 in our consolidated financial statements included in this report.

OVERVIEW OF STATEMENT OF OPERATIONS

         We recognize revenue when title is transferred to our customers, which generally occurs upon shipment from our facilities. Our gross sales are reduced by an allowance for returns to arrive at the net sales reported in our financial statements. Currently, we do not have non-cancelable long-term contracts with our customers.

         Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges for obsolete and slow moving inventories and charges for impairment of long-lived assets used in our manufacturing operations. Many factors affect our gross margin, including capacity utilization, product mix, and production volume. We generally do not have long-term contracts with our suppliers.

         Our operating expenses are classified into six general categories: (1) selling, general, and administrative; (2) recapitalization and merger transaction costs; (3) severance, retention, closure, and relocation costs; (4) impairment of long-lived assets; (5) goodwill amortization; and (6) litigation settlement costs.

         Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and marketing costs; insurance expenses; depreciation expense related to assets not used in manufacturing activities; and professional fees for auditing and legal assistance and general corporate expenses.

         Recapitalization and merger transaction costs relate primarily to costs incurred in connection with the recapitalization in 2000, which is described in
Note 4 of our consolidated financial statements included in this report. These costs included fees for legal, accounting, and management consulting services, financial advisory fees, and costs related to the special meeting of shareholders to approve the transaction. Recapitalization and merger transaction costs also include costs incurred in connection with the business combination between EFTC and K*TEC, which is described in Note 2 of our consolidated financial statements included in this report. The costs included fees primarily related to a fairness opinion and professional fees for the combination and related Securities and Exchange Commission filings. The business combination will be accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

         Severance, retention, closure, and relocation costs include charges incurred for severance and retention costs associated with the relocation of our corporate headquarters from Denver to Phoenix and other changes in management in 2000, the estimated loss on the sublease of the Denver facility, moving and relocation costs, and recruiting fees.

         Impairment of long-lived assets includes charges for long-lived assets not used in manufacturing activities and relate primarily to the dispositions, closures, and relocation of facilities described in Note 9 of our consolidated financial statements included in this report.

         Goodwill amortization expenses include the amortization of goodwill relating to the 1997 acquisition of Current Electronics, Inc.

         Litigation settlement expenses relate to the settlement of a class action lawsuit, which is more fully described in Note 11 to our consolidated financial statements included in this report.

         Interest expense relates to our senior credit facility and other long-term debt obligations. Interest expense also includes the amortization of debt issuance costs.

         Gain (loss) on sale of assets resulted primarily from the sale of the services division, assets related to a plant in Tucson, Arizona, and assets related to a plant closure in Ft. Lauderdale, Florida. These transactions are described in Note 9 to our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

         Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell). The level and timing of orders placed by a customer vary due to the customer's attempts to balance its inventory, changes in the customer's manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. See "-- Factors that May Affect Our Future Results - Our results of operations will be affected by a variety of factors, which could cause our results of operations to fail to meet expectations and our stock price to decline."

         The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 1999, 2000, and 2001. As indicated above, the balance of this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects only EFTC's historical results and not the results of K*TEC.

                                                             1999          2000          2001
                                                            ------        ------        ------
Net sales                                                    100.0%        100.0%        100.0%
Cost of goods sold                                           103.6%         95.1%         89.3%
                                                            ------        ------        ------
   Gross profit (loss)                                        (3.6)%         4.9%         10.7%
Operating costs and expenses:
   Selling, general, and administrative                       11.5%          7.3%          5.0%
   Recapitalization and merger transaction costs                --           1.6%          0.5%
   Severance, retention, closure, and relocation costs         0.1%          1.4%           --
   Impairment of long-lived assets                             1.3%          0.5%           --
   Goodwill amortization                                       0.5%          0.1%          0.1%
   Litigation settlement                                       2.9%           --            --
                                                            ------        ------        ------
   Operating income (loss)                                   (19.9)%        (6.0)%         5.1%
                                                            ======        ======        ======


         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         NET SALES. Net sales increased $20.6 million, or 6.3%, from $327.4 million in 2000 to $348.0 million in 2001. This reflects an approximately $51.7 million increase in sales to Honeywell (almost all of which is attributable to manufacturing services from our Phoenix facility), partially offset by reduced sales to a number of other customers. Approximately 59% of our net sales in 2001 related to manufacturing services for Honeywell at our Phoenix plant, compared to approximately 51% in 2000. The overall concentration of business with Honeywell increased from 73% of our net sales in 2000 to 83% of our net sales in 2001. We expect our net sales to increase and our overall concentration of business with Honeywell to decrease as a result of the combination of EFTC and K*TEC, which occurred in the first quarter of 2002.

         GROSS PROFIT. Our gross profit increased $21.4 million from $15.9 million in 2000 to $37.3 million in 2001. Similarly, gross profit as a percentage of net sales improved from 4.9% of net sales in 2000 to 10.7% of net sales in 2001. The improvement in gross profit in 2001 is primarily attributable to an overall improvement in capacity utilization and operational efficiency at our facilities and a more favorable product mix with our customers. The improvement in capacity utilization was driven by changes initiated in 1999 and 2000, including the closure of our Ft. Lauderdale facility and the sale of the assets of our Tucson facility. The Ft. Lauderdale and Tucson facilities generated a combined gross profit deficiency of $2.1 million in 2000. Gross profit in 2000 was also negatively impacted by approximately $0.8 million related to the transition of additional manufacturing services under the Honeywell agreement in the first quarter of 2000.

         In 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers in 2001. Accordingly, we recognized impairment expense of $1.3 million that is included in cost of goods sold in 2001.

         Inventory write-downs decreased from $5.6 million, or 1.7% of net sales, in 2000 to $4.7 million, or 1.4% of net sales, in 2001. During 2000, we recognized inventory write-downs of $4.5 million for excess inventories related to Honeywell and several smaller customers, approximately $0.8 million related to customer disengagements, and approximately $0.3 million related to the Ft. Lauderdale and Tucson inventories. In 2001, we recognized charges of $2.7 million for excess inventories related to a variety of customers, $1.1 million related to an existing customer that discontinued a product line, approximately $0.6 million due to customer disengagements, and approximately $0.3 million related to inventory for a customer experiencing financial difficulties and for which we do not expect to realize the value through production or other means of liquidation. Over the past year we have focused substantial efforts to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. These efforts were primarily responsible for the reduction in inventory write-downs in actual dollars and as a percentage of net sales in 2001 compared to 2000.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general, and administrative expenses ("SG & A") decreased $6.6 million, or 27.5%, from $23.9 million in 2000 to $17.3 million in 2001. SG & A expenses in 2000 included $3.1 million for consulting services intended to accelerate operational improvement at each of our facilities. SG & A in 2000 also included a charge of $1.9 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of EFTC's corporate headquarters to Phoenix. Finally, the results in 2000 included approximately $0.6 million for SG & A at divisions that were sold or closed by the end of September 2000.

         After excluding all of the charges discussed above, SG & A expense decreased $1.0 million, or 5.5%, from $18.3 million in 2000 to $17.3 million in 2001. Despite an increase in sales in 2001, SG & A expenses have remained stable, primarily due to the elimination of costs as a result of the closure of the Denver headquarters in the fourth quarter of 2000. We expect our SG & A expenses to increase as a result of the combination.

         RECAPITALIZATION AND MERGER TRANSACTION COSTS. Recapitalization and merger transaction costs decreased $3.7 million, or 69.8%, from $5.3 million in 2000 to $1.6 million in 2001. In connection with the March 2000 recapitalization, we incurred charges totaling $5.3 million, including $1.6 million for financial advisor fees paid to unrelated parties, a fee of $0.8 million paid to Thayer-Blum Funding, costs of $0.8 million related to a shareholder meeting to approve the recapitalization, and costs for legal, accounting, and management consultant services of $2.1 million. We capitalized costs associated with the issuance of senior subordinated exchangeable notes and a revolving credit agreement, and all other costs were charged to operations in 2000. In 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.6 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination will be accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

         SEVERANCE, RETENTION, CLOSURE, AND RELOCATION COSTS. We recognized charges totaling $4.6 million in 2000 for severance, recruiting, and other costs associated with changes in management and the relocation of corporate headquarters. Because the management team was in place and corporate headquarters was relocated by the fourth quarter of 2000, we did not incur charges for similar activities in 2001.

         IMPAIRMENT OF LONG-LIVED ASSETS. In 2000, we recognized an impairment charge of $1.7 million, including $1.3 million for software that we decided to abandon. During 2001, we recognized impairment of manufacturing assets, but the amounts were charged to cost of goods sold as discussed above under the caption "Gross Profit."

         INTEREST EXPENSE. Interest expense decreased $6.1 million, or 64.1%, from $9.6 million in 2000 to $3.4 million in 2001, primarily due to a decrease in average outstanding borrowings. Our outstanding debt decreased from $90.7 million at December 31, 2000 to approximately $0.1 million at December 31, 2001. The decreased debt level at December 31, 2001 was primarily due to the conversion of $61.3 million of debt to common stock on May 31, 2001. The reduction in debt was also attributable to improved working capital management in 2001, which resulted in the repayment of nearly $28.5 million of debt under our revolving credit agreement and a $3.0 million note payable owed to a director.

         Lower interest rates in 2001 also contributed to the reduction in interest expense. The interest rate on the $54 million of Exchangeable Notes that were outstanding during the second and third quarters of 2000 accrued interest at 15% compared to the reduced rate of 8.875% that went into effect after the recapitalization was approved by our shareholders in August 2000. Additionally, the prime rate decreased by nearly five percentage points in 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime rate.

         Our debt level has increased as a result of the combination. Following the combination, we are now a party to the credit facility with Citicorp USA that K*TEC entered into in January 2001. As of March 18, 2002, we had borrowed $17.9 million under this credit facility. As of March 18, 2002, we also had $12.2 million of debt payable to the former parent of K*TEC.

         GAIN (LOSS) ON SALE OF ASSETS. During 1999, we recognized a loss of $20.6 million in connection with the sale of substantially all of the assets of our services division. The 1999 loss gave effect to the deferral of $2.5 million of the proceeds for a post-closing earn-out contingency. During 2000, the purchaser agreed to pay $1.9 million under the earn-out contingency provision of the sales agreement. Accordingly, we recognized a gain of $4.4 million in 2000, consisting of $2.5 million of the 1999 proceeds that we were entitled to retain and the additional consideration of $1.9 million that the purchaser agreed to pay. However, in the fourth quarter of 2000 we notified the purchaser that we believed we were entitled to a higher payment than the $1.9 million that they calculated.

         In April 2001, we entered into a settlement agreement with respect to the earn-out calculation. As a result of this agreement, we received a final payment of $0.6 million that accounted for $0.6 million of the gain on sale of assets in 2001. In 2001, we also recognized a gain of $0.2 million from the sale of equipment.

         INCOME TAXES. Due to significant net losses in 1999 and 2000, we have recorded a valuation allowance for all of our net deferred tax assets. Based on the level of earnings generated in 2001, we determined that an income tax provision of $0.3 million should be recognized. This provision was due to a valuation allowance for Federal alternative minimum taxes payable for 2001 and a provision for state income taxes at locations where the state net operating loss carryovers were not sufficient to offset taxable income for 2001. Utilization of our net operating loss carryovers is subject to limitation as a result of the change in ownership of EFTC that occurred during 2000.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         NET SALES. Net sales for the year ended December 31, 2000 were $327.4 million compared to $221.9 million for the year ended December 31, 1999, an increase of 47.6%. We experienced major changes in our customers and facilities since the beginning of 1999. At the start of 1999, we had 11 facilities. Six of these facilities were either sold or closed by December 31, 2000. However, we also added facilities in Phoenix and Mexico during 1999 to support the new business with Honeywell. Approximately 51% of our sales for the year ended December 31, 2000 were made under the Honeywell agreement at the Phoenix location as opposed to 12.6% of our sales in 1999. However, this increased revenue from Honeywell was offset by the loss of revenue from the Services Division that was sold on September 1, 1999, and our Tucson assets that were sold on February 17, 2000. The Services division and the Tucson assets generated revenue of $55.5 million in the year ended December 31, 1999 compared to $4.4 million in the comparable period of 2000.

         After eliminating sales (excluding sales related to customers that agreed to transition the manufacture of their products to another facility operated by us) related to facilities that were either closed or sold, adjusted net sales for 2000 amounted to $323.0 million compared to $166.4 million for 1999, which is an increase of $156.6 million, or 94.1%. Approximately $138 million of this increase is attributable to an increase in sales generated at our Phoenix location to Honeywell.

         GROSS PROFIT (LOSS). We realized gross profit of 4.9% in 2000 compared to a loss of 3.6% in 1999. This 1999 loss was primarily attributable to charges related to decisions to sell assets and close certain facilities, including the Rocky Mountain operations, the Services Division, the Southeast Operations and the Tucson facility. The operations sold or closed accounted for a loss of $6.2 million during 1999 compared to a loss of $2.1 million for 2000. During 1999, product pricing at the Tucson facility resulted in negative margins of $3.5 million.

         During 1999, we recognized inventory write-downs of $7.3 million, or 3.2% of net sales. This compares to $5.6 million for the year ended December 31, 2000, or 1.7% of net sales. During 1999, we recognized a charge of $1.2 million that was necessary due to customer disengagements, $0.9 million related to inventories for which we could not realize our carrying cost when we sold the Services Division, $3.4 million under a negotiated settlement related to a dispute with Honeywell with respect to excess inventories at the Fort Lauderdale plant, and $1.8 million for excess inventories related to a variety of continuing customers. As a result of the significant charges that we incurred in 1999, during 2000 we renegotiated customer agreements, focused substantial efforts to improve our inventory management processes, and began working more closely with customers to minimize charges due to excess inventories. These efforts were primarily responsible for the reduction in inventory write-downs as a percentage of net sales in 2000 compared to 1999. However, despite these efforts, we recognized inventory write-downs in 2000 of $0.8 million related to customer disengagements, $0.3 million of additional write-downs related to the Fort Lauderdale and Tucson inventories, and $4.5 million for excess inventories related to Honeywell and a variety of smaller customers.

         In addition to poor performance at the facilities that were sold or closed, our other facilities also performed poorly due to capacity utilization issues, difficulties in dealing with rapid growth issues at the new Phoenix plant, and difficulties in managing a business that was undergoing dramatic and complex changes at a time when financial resources were not adequate. The improvement in gross profit during 2000 was due to higher capacity utilization at most of our facilities. The improvement in capacity utilization has been partially offset by generally higher compensation and benefits costs during 2000 compared to 1999. During the second half of 2000, profitability was favorably impacted by heightened management focus on operational issues and the renegotiation of unfavorable contracts with customers.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. SG & A expenses decreased 5.8% to $23.9 million during 2000 compared to $25.4 million in 1999. SG & A expenses for the year ended December 31, 2000 includes $3.1 million for consulting services intended to accelerate operational improvement at each of our facilities. SG & A expenses for 2000 include a charge of $1.9 million for accelerated depreciation and amortization of assets that could not be used after we relocated the corporate headquarters and $0.6 million for SG & A expenses at divisions that were sold or closed by the end of 2000. For 1999, SG&A expenses included charges to bad debt expense of $5.1 million, primarily due to a loss of $4.1 million that was recognized due to settlements reached with Honeywell with respect to business conducted at the Fort Lauderdale and Tucson facilities, and $0.9 million for uncollectible receivables related to the Services Division, which was sold in September 1999. For 1999, SG&A also includes $6.2 million of other costs related to the divisions that were sold or closed, and approximately $0.4 million for start-up costs at the Phoenix facility.

         After excluding all of the charges discussed above, SG & A expense for 2000 amounted to $18.3 million compared to $13.7 million in 1999. The increase in SG & A in 2000 is primarily attributable to an increase in compensation and benefits costs of $2.7 million, and information technology expenses of $1.4 million.

         SEVERANCE, RETENTION, CLOSURE, AND RELOCATION COSTS. We also recognized charges of $4.6 million in 2000 for severance, recruiting, and other costs associated with changes in management and the relocation of corporate headquarters. This compares to $0.3 million in 1999 that was primarily attributable to severance costs for administrative employees in connection with the closure of the Southeast Division.

         RECAPITALIZATION TRANSACTION COSTS. In connection with the recapitalization described below, during 2000, we incurred charges totaling $5.3 million for financial advisor fees, a fee paid to Thayer-Blum Funding, and due diligence costs for legal, accounting, and management consultants. We capitalized costs directly associated with the March and July Exchangeable Notes and a revolving credit agreement with Bank of America, and all other costs were charged to operations.

         IMPAIRMENT OF LONG-LIVED ASSETS. During 2000, we recognized an impairment charge of $1.7 million. This charge consists of $1.3 million for software that was abandoned and an additional $0.4 million for impaired equipment related to headquarters and plant closures. For 1999, we recognized impairment expense of $2.8 million that was incurred in connection with the sale and closure of four divisions. For 1999, we recognized $1.0 million of impairment related to equipment at the Ft. Lauderdale facility, $1.2 million for the Tucson assets that were held for sale at year-end, $0.4 million for Services Group assets that were sold in September 1999, and $0.2 million for impaired assets at other locations.

         GOODWILL AMORTIZATION. Goodwill amortization for 2000 amounted to $0.3 million compared to $1.1 million in 1999. The decrease in 2000 was attributable to the sale of the Services Division on September 1, 1999, and the corresponding write-off of $36.5 million of goodwill that was included in the calculation of the 1999 loss on sale of the Services Division.

         LITIGATION SETTLEMENT. In 1999, we recognized a provision of $6.4 million for the settlement of litigation that was initiated in 1998.

         INTEREST EXPENSE. Interest expense increased 46.7% to $9.6 million in 2000 compared to $6.5 million in 1999. For the year ended December 31, 2000, our weighted average borrowings were $73.8 million compared to $52.1 million during 1999. The increased debt level in 2000 is attributable to the issuance of $54 million of March Exchangeable Notes that accrued interest at 15% until August 22, 2000. Upon stockholder approval of the issuance of the Convertible Notes, on August 23, 2000 the March Exchangeable Notes were exchanged for Convertible Notes that bear interest at 8.875%. EFTC also incurred interest expense at a rate of 15% on the $14 million of July Exchangeable Notes for 40 days. The July Exchangeable Notes were exchanged for Convertible Preferred Stock on August 22, 2000. In addition to the higher rate on the Exchangeable Notes, during 2000 interest expense was adversely affected by increases in the prime rate, which impacted the interest rate on the revolving credit facility.

         GAIN (LOSS) ON SALE OF ASSETS. During 1999, we recognized a loss of $20.6 million in connection with the sale of substantially all of the assets of the Services Division due to the write-off of $36.5 million of goodwill from the 1997 acquisition of the Services Division. The 1999 loss gave effect to the deferral of $2.5 million of the proceeds for a post closing earn-out contingency. During 2000, we were paid $1.9 million under the Earn-Out Contingency agreed to with the purchaser in connection with the sale of the Services Division. Accordingly, we recognized a gain of $4.4 million in 2000, consisting of $2.5 million of the 1999 proceeds that we were entitled to retain and additional consideration of $1.9 million that was received in 2000.

         INCOME TAX BENEFIT (EXPENSE). Due to significant net losses in 1999, we recorded a valuation allowance for all of our net deferred tax assets. As a result, we recorded deferred tax expense of $2.2 million in 1999 despite a pre-tax loss of $71.5 million. Due to significant net losses in 1999 and 2000, we recorded a valuation allowance for all of the net deferred tax assets again in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities in 2001 was $57.0 million, compared with net cash used in operating activities of $67.5 million in 2000. The difference between our net income in 2001 of $15.3 million and $57.0 million operating cash flow was primarily attributable to a $23.9 million decrease in trade receivables, a reduction in inventories of $24.9 million, $6.3 million of depreciation and amortization expense, a $4.7 million provision for excess and obsolete inventories, a $2.2 million increase in interest on convertible debt, a provision for uncollectible accounts receivable of $1.5 million, and an impairment charge of $1.3 million, partially offset by a reduction of $21.7 million in accounts payable and the payment of $1.5 million for severance, retention, closure, and relocation costs.

         Days sales outstanding (based on net sales for the year ended December 31, 2001 and net trade receivables outstanding on that date) decreased to 18 days for the year ended December 31, 2001, compared to 47 days for the comparable period of 2000. Days sales outstanding in 2001 were affected favorably by a new financing program for a substantial portion of our receivables.

         Inventories decreased 36.0% to $52.6 million at December 31, 2001, compared to $82.2 million at December 31, 2000. For the year ended December 31, 2001, inventory turns (i.e., annualized net sales divided by period end inventory) amounted to 6.6 times per year. This compares to 4.0 times for the year ended December 31, 2000. During 2000, one of our biggest challenges involved financing the higher levels of inventories required to support increased sales at our Phoenix facility. During the last nine months of 1999 and much of 2000, these difficulties worsened because of industry-wide shortages of components that ultimately delayed shipment of finished goods to customers. By the fourth quarter of 2000, the component shortages had diminished and we had generally improved our inventory management practices, which contributed to improved inventory turns in 2001 compared to 2000.

         CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities in 2001 was $6.2 million compared with net cash provided by investing activities of $7.7 million in 2000. Investing cash flows in 2001 reflect $7.7 million in capital expenditures (including leasehold improvements of $1.6 million at the new Northeast facility, $1.2 million for information technology assets, and $2.2 million for new manufacturing equipment), partially offset by $1.5 million of proceeds from the sale of assets. The proceeds from asset sales included $0.6 million received as a final settlement under the earn-out provision from the September 1999 sale of the Services Division, and the release of $0.5 million of proceeds from the February 2000 sale of Tucson assets that were required to be released from escrow one year after closing.

         In 2001, we entered into a 10-year operating lease that provides for annual payments of approximately $0.6 million for a new manufacturing facility in Lawrence, Massachusetts. This facility opened in October 2001 and replaces the facility in Wilmington, Massachusetts that provided for annual lease payments of approximately $0.7 million.

         CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities in 2001 was $36.8 million, compared with net cash provided by financing activities of $59.2 million in 2000. Financing cash flows in 2001 reflect a net repayment of borrowings under the revolving line of credit of $28.5 million, the repayment of a $3.0 million loan from a director, and a $5.5 million reduction in outstanding checks in excess of cash balances.

         CONTRACTUAL OBLIGATIONS. The following table summarizes our contractual obligations as of December 31, 2001, after giving effect to the February 2002 closing of the combination with K*TEC:

                                       MATURITY DATE DURING YEARS ENDING DECEMBER 31:
                                       ----------------------------------------------
                                                     2003 &        2005 &      AFTER
                                         2002         2004          2006        2006        TOTAL
                                       -------      -------       -------      ------      -------
Long-term Debt-
     Bank of America                   $    --      $    72       $    --      $   --      $    72
     Citicorp                               --           --        31,556          --       31,556
     Former Parent of K*TEC             12,202           --            --          --       12,202
Non-cancelable operating leases:
     Former EFTC facilities              6,236        9,122         5,577       3,670       24,605
     Former K*TEC facilities             3,428        5,499         4,796       1,795       15,518
                                       -------      -------       -------      ------      -------

          Total                        $21,866      $14,693       $41,929      $5,465      $83,953
                                       =======      =======       =======      ======      =======

         We believe we will be able to fund contractual operating lease obligations from operating cash flows during the periods that payments are required. We are currently involved in arbitration proceedings with respect to a dispute with the former parent of K*TEC. Depending on the resolution of these proceedings, our obligation to pay this debt may be reduced or eliminated. However, even if we are required to pay the entire amount in 2002, we believe adequate resources are available under our revolving line of credit with Citicorp.

         If we have not repaid outstanding borrowing from cash flow that may be generated over the next three years, upon maturity of the Citicorp credit facility in 2005 we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

         CAPITAL RESOURCES. Our working capital at December 31, 2001 totaled $59.1 million compared to $72.0 million at December 31, 2000. At December 31, 2001, the borrowing base under our $45.0 million revolving credit facility with Bank of America would have supported borrowings up to $26.6 million and we only had outstanding borrowings of approximately $0.1 million under that credit facility. Accordingly, we had unused availability of $26.5 million under the Bank of America credit facility as of December 31, 2001. At December 31, 2001, we also had cash and equivalents of $14.1 million resulting in firm capital resources of $40.6 million.

         On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Bank of America, N.A. was repaid in March 2002. We are now a party to the credit facility with Citicorp USA that K*TEC entered into in January 2001. This amended credit facility provides for a revolving line of credit of up to $75.0 million, maturing in February 2005. Borrowings under the amended credit facility currently bear interest at the prime rate plus 2.00% for "Base Rate" borrowings and the LIBOR rate plus 3.25% for "LIBOR Rate" borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. The credit agreement requires compliance with certain financial and non-financial covenants. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

         In addition to the increase in debt from the February 2002 combination with K*TEC, our debt level also increased on March 11, 2002 in connection with our acquisition of Midwestern Electronics, Inc., as discussed in Note 12 to our financial statements included elsewhere in this report. As of March 18, 2002, the borrowing base under our $75.0 million revolving credit facility with Citicorp supported borrowings up to $67.5 million and we had outstanding borrowings of approximately $17.9 million under the credit facility, resulting in unused availability of $49.6 million. As of March 18, 2002, we also had $12.2 million of debt payable to the former parent of K*TEC. This debt will be reduced to the extent of a favorable outcome of arbitration proceedings that are in progress. We believe that adequate capital resources are in place to fund our working capital and other cash requirements for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase in 2002, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings or leasing arrangements.

         The continued availability of our credit facility with Citicorp is a critical assumption underlying our belief that adequate capital resources are currently in place to fund our planned activities for the next 12 months. The borrowing base calculation under this credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability decreases as our net receivables and inventories decline. However, the borrowing base generally increases as our receivables and inventories increase. If our sales begin to increase rapidly, this credit facility is critical to enable us to finance the increased working capital requirements associated with growth. We are also required to comply with certain financial and reporting covenants that must be adhered to in order to ensure the continuous availability of funding under this credit facility. If we are unable to comply with all of our covenants, the credit facility could be withdrawn and this would have a material adverse effect on the Company's liquidity, resulting in the need to seek other sources of financing. There is no assurance that we would be successful in securing additional financing, and even if we would be successful, the terms may be less favorable than we currently have with Citicorp.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. We are required to adopt the provisions of Statement No. 142 beginning in the first quarter of 2002. The effect of these Statements on us will be the elimination of the amortization of goodwill that is currently being amortized over 30 years and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting those Statements on our consolidated financial statements. However, any resulting impairment loss from the adoption of this new accounting standard could have a material adverse impact on our results of operations.

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on our consolidated financial statements.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the initial application of Statement 144 will have a significant impact on our consolidated financial statements.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition and results of operations would likely suffer, the trading price of our common stock could fall and you could lose all or part of the money you paid for our common stock.

         In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-K, our annual or quarterly reports to shareholders, future press releases, SEC filings or orally, whether in presentations, responses to questions or otherwise. See "Statement Regarding Forward-Looking Statements."

OUR INABILITY TO SUCCESSFULLY INTEGRATE OUR OPERATIONS MAY ADVERSELY AFFECT OUR ABILITY TO REALIZE THE ANTICIPATED BENEFITS OF THE RECENT BUSINESS COMBINATION OF EFTC AND K*TEC.

         The success of the combination will depend on our ability to unite EFTC's business strategies and technologies with those of K*TEC. The difficulties of combining EFTC's operations with those of K*TEC include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management from EFTC and K*TEC will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined businesses and the loss of key personnel. We may encounter difficulties in the process of integrating the businesses of EFTC and K*TEC, which could adversely affect our ability to realize the anticipated benefits of the combination, including expected synergies from cost-cutting initiatives and cross-selling of products and services across customers and geographic regions. The diversion of management's attention and any delays or difficulties encountered in connection with the combination and the integration of the two operations could have an adverse effect on our business, financial condition, results of operations or prospects.

THE COMBINATION MAY RESULT IN A LOSS OF CUSTOMERS AND EMPLOYEES, WHICH COULD HARM OUR RESULTS OF OPERATIONS.

         The combination could cause certain customers to either seek alternative sources of product supply or service, or delay or change orders for products due to uncertainty over the integration of the two companies or the strategic position of the combined company. As a result, we may experience some customer attrition. Any customer attrition could harm our results of operations. Difficulties in integrating the operations of EFTC and K*TEC, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees. We may not be able to retain key management, sales, marketing, and technical personnel. Any steps taken by us to address customer and employee attrition may not be effective, and this attrition could negatively affect our results of operations.

WE HAVE EXPERIENCED DECLINING NET SALES.

         EFTC's net sales declined from $107.5 million in the first quarter of 2001 to $97.8 million in the second quarter of 2001, $84.1 million in the third quarter of 2001, and $58.6 million in the fourth quarter of 2001. K*TEC's net sales declined from $90.7 million in the first quarter of 2001 to $59.4 million in the second quarter of 2001, and $50.2 million in the third quarter of 2001. We are in the process of compiling K*TEC's fourth quarter results. We expect K*TEC's net sales for the fourth quarter will decline up to 60% sequentially from third quarter 2001 net sales.

WE ARE DEPENDENT ON THE AEROSPACE INDUSTRY, AND RECENT TERRORIST ATTACKS MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS.

         Our principal customer is engaged in the aerospace market. See "--We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations." Consequently, a significant percentage of our net sales will be derived from the aerospace segment of the electronics industry, and a significant decline in the aerospace market could have a negative impact on our results of operations. The September 11, 2001 terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. using hijacked commercial aircraft have been highly publicized. We believe that these events have had an adverse impact on our recent results of operations. See "--EFTC and K*TEC have each experienced declining net sales." The long-term impact is not known at this time, but may include reduced demand for products of our aerospace customers, which would have a negative impact on our results of operations.

WE ARE DEPENDENT UPON THE ELECTRONICS INDUSTRY AND EXCESS CAPACITY OR DECREASED DEMAND FOR PRODUCTS PRODUCED BY THIS INDUSTRY COULD RESULT IN INCREASED PRICE COMPETITION AS WELL AS A DECREASE IN OUR GROSS MARGINS AND UNIT VOLUME SALES.

         Our business is heavily dependent on the electronics industry. A significant percentage of our net sales are generated from the aerospace and defense, semiconductor capital equipment, industrial controls and instrumentation, medical equipment, networking and telecommunications equipment segments of the electronics industry, which is characterized by intense competition, relatively short product life-cycles and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary periods. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition as well as a decrease in our gross margins and unit volume sales.

WE ARE DEPENDENT UPON A SMALL NUMBER OF CUSTOMERS FOR A LARGE PORTION OF OUR NET SALES, AND A DECLINE IN SALES TO MAJOR CUSTOMERS WOULD HARM OUR RESULTS OF OPERATIONS.

         A small number of customers will be responsible for a significant portion of our net sales. Sales to Honeywell represented approximately 83% of EFTC's sales in 2001. Sales to Applied Materials and Emulex represented approximately 38% and 26%, respectively, of K*TEC's sales for the nine months ended September 30, 2001. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

         Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations and lead to declines in the price of our common stock.

         If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our net sales. Despite existing contractual arrangements, there can be no assurance that current customers, including Honeywell, Applied Materials, Emulex, or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce or delay the amount of manufacturing services ordered from us.

         In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable or unwilling to pay for our services, our results of operations would be harmed.

OUR CUSTOMERS MAY CANCEL THEIR ORDERS, CHANGE PRODUCTION QUANTITIES, OR DELAY PRODUCTION.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we expect to continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers would seriously harm our results of operations. We purchase inventory based on customer forecasts and firm purchase orders, which we may be forced to write off to the extent customer orders are changed or cancelled. In addition, we may be forced to hold excess inventories and incur carrying costs as a result of delays, cancellations, or reductions in orders or poor forecasting by our key customers.

         In addition, we make significant decisions, including determining the levels of business that we seek and accept, production schedules, component procurement commitments, personnel needs, and other resource requirements based on estimates of customer requirements. The short-term nature of our customers' commitments and the possibility of rapid changes in demand for their products reduces our ability to estimate accurately future customer requirements. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross margins and operating income. Conversely, customers may on occasion require rapid increases in production, which can stress our resources and reduce margins, and we may not have sufficient capacity at any given time to meet our customers' demands.

OUR RESULTS OF OPERATIONS WILL BE AFFECTED BY A VARIETY OF FACTORS, WHICH COULD CAUSE OUR RESULTS OF OPERATIONS TO FAIL TO MEET EXPECTATIONS AND OUR STOCK PRICE TO DECLINE.

         EFTC's and K*TEC's results of operations have varied, and our results of operations may continue to fluctuate significantly from period to period, including on a quarterly basis. Our results of operations will be affected by a number of factors, including:

            -     timing of orders from and shipments to major customers;

            -     mix of products ordered by major customers;

            - volume of orders as related to our capacity at individual locations;

            -     pricing and other competitive pressures;

            - component shortages, which could cause us to be unable to meet customer delivery schedules;

            - our ability to minimize inventory obsolescence and bad debt expense risk;

            - our ability to manage effectively inventory and fixed asset levels;

            - our ability to time expenditures in anticipation of future sales; and

            - timing and level of goodwill amortization or asset impairments.

         Our results of operations can also be significantly influenced by development and introduction of new products by our customers. From time to time, we may experience changes in the volume of sales to our principal customers, and results of operations may be affected on a period-to-period basis by these changes. See "--Our customers may cancel their orders, change production quantities, or delay production." Our results of operations for the first quarter of 2002 may also be adversely affected by the recognition of transitional impairment losses upon the initial application of recently issued accounting standards. Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in results of operations may also result in fluctuations in the price of our common stock.

OUR LEVEL OF INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL HEALTH, AND THE RESTRICTIONS IMPOSED BY THE TERMS OF OUR DEBT INSTRUMENTS MAY SEVERELY LIMIT OUR ABILITY TO PLAN FOR OR RESPOND TO CHANGES IN OUR BUSINESS.

         As of March 18, 2002, we had outstanding indebtedness of approximately $30.1 million. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

      Our level of debt could have negative consequences. For example, it could:

            - require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

            - increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

            - limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs;

            - hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

            - limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE AND PROCESS DEVELOPMENT, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         The market for our products and services is characterized by rapidly changing technology and continual implementation of new production processes. The future success of our business will depend in large part upon our ability to maintain and enhance our technological capabilities, to develop and market products that meet changing customer needs, and to successfully anticipate or respond to technological changes on a cost-effective and timely basis. We expect that the investment necessary to maintain our technological position will increase as customers make demands for products and services requiring more advanced technology on a quicker turnaround basis. We may not be able to borrow additional funds in order to respond to technological changes as quickly as our competitors.

         In addition, the electronics manufacturing services industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies and equipment may require us to make significant capital investments.

WE ARE DEPENDENT ON LIMITED AND SOLE SOURCE SUPPLIERS FOR ELECTRONIC COMPONENTS AND MAY EXPERIENCE COMPONENT SHORTAGES, WHICH WOULD CAUSE US TO DELAY SHIPMENTS TO CUSTOMERS, RESULTING IN POTENTIAL DECLINES IN NET SALES AND RESULTS OF OPERATIONS.

         We are dependent on certain suppliers, including limited and sole source suppliers, to provide critical electronic components and other materials for our operations. At various times, there have been shortages of some of the electronic components we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. For example, from time to time, some components we use, including semiconductors, capacitors, and resistors, have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. Such shortages have disrupted our operations in the past, which resulted in incomplete or late shipments of products to our customers. Our inability to obtain any needed components during future periods of allocations could cause delays in shipments to our customers. The inability to make scheduled shipments could in turn cause us to experience a shortfall in revenue. We could also experience negative customer goodwill due to the delay in shipment. Component shortages may also increase our cost of goods due to premium charges we may pay to purchase components in short supply. Accordingly, even though component shortages have not had a lasting negative impact on our business, component shortages could harm our results of operations for a particular fiscal period due to the resulting revenue shortfall or cost increases and could also damage customer relationships over a longer-term period.

IF WE EXPERIENCE EXCESS CAPACITY DUE TO VARIABILITY IN CUSTOMER DEMAND, OUR GROSS MARGINS MAY FALL.

         We may schedule certain of our production facilities at less than full capacity to retain our ability to respond to additional quick turnaround orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers' demands for quick turnaround services exceed our capacity during that period.

OUR INABILITY TO EXPAND OUR WEB-BASED SUPPLY CHAIN MANAGEMENT SYSTEM COULD NEGATIVELY IMPACT OUR FUTURE COMPETITIVENESS.

         Our future success depends in part on our ability to rapidly respond to changing customer needs by scaling operations to meet customers' requirements, shift capacity in response to product demand fluctuations, procure materials at advantageous prices, manage inventory, and effectively distribute products to our customers. In order to continue to meet these customer requirements, we have developed a Web-based supply chain management system that enables us to collaborate with our customers on product content and to process engineering changes. We are currently implementing an enhanced version of our existing system, which will include real-time communications between our customers across all of our facilities. Our inability to expand this Web-based system or delays or defects in such expansion could negatively impact our ability to manage our supply chain in an efficient and timely manner to meet customer demands, which could adversely affect our competitive position and negatively affect our ability to be competitive in the electronics manufacturing services industry.

WE MAY EXPAND OUR BUSINESS INTO NEW PRODUCTS AND SERVICES AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER COMPANIES WHO HAVE BEEN IN THESE BUSINESSES LONGER THAN WE HAVE.

         In the future, we may broaden our service offerings by providing new products and services. If we do this, we will likely compete with companies that have substantially greater financial and manufacturing resources than we have and who have been providing these services longer than we have. We may not be able to compete successfully on this basis with more established competitors.

OUR INDUSTRY IS EXTREMELY COMPETITIVE.

         The electronics manufacturing services industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign electronic manufacturing services firms, including Solectron Corporation; SMTC Corporation; Benchmark Electronics, Inc.; Pemstar, Inc.; Plexus Corp.; Group Technologies Corporation; Sanmina Corporation; Flextronics International Ltd.; ACT Manufacturing, Inc.; Manufacturers Services, Ltd.; Celestica Inc; Jabil Circuit, Inc., and others. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than us. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, certain of our competitors have broader geographic presence, including manufacturing facilities in foreign countries. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.

         In recent years, many participants in our industry have substantially expanded their manufacturing capacity. If overall demand for electronics manufacturing services decreases, this increased capacity could result in substantial pricing pressures, which could seriously harm our operating results.

WE MAY BE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS, AND THESE RISKS COULD HARM OUR RESULTS OF OPERATIONS AND CAUSE OUR STOCK PRICE TO DECLINE.

         In 2002, we acquired substantially all of the assets of Midwestern Electronics, Inc., and we anticipate that we may seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

            - the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other value;

            -     diversion of management's attention;

            - difficulties in scaling up production and coordinating management of operations at new sites;

            - the possible need to restructure, modify, or terminate customer relationships of the acquired business;

            -     loss of key employees of acquired operations; and

            -     the potential liabilities of the acquired businesses.

         Accordingly, we may experience problems in integrating the operations associated with any future acquisition. We therefore cannot assure you that any future acquisition will result in a positive contribution to our results of operations. In particular, the successful combination with any businesses we acquire will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any business acquired, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm our ability to realize the anticipated benefits of any future acquisition. Any failure to realize the anticipated benefits of our acquisitions could harm our business and results of operations and could cause the price of our common stock to decline. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs, and the creation of goodwill or other intangible assets that could result in increased amortization or impairment expense. These factors could harm our business and results of operations and cause the price of our common stock to decline.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS, WHICH COULD RESULT IN REDUCED DEMAND FOR OUR SERVICES AND INCREASED LIABILITY CLAIMS.

         We manufacture products to our customers' specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Because our products are used in products that are integral to our customers' businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be legally required to compensate them. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

OUR MANAGEMENT TEAM HAS NOT WORKED TOGETHER AS A COMBINED UNIT, WHICH MAY MAKE IT MORE DIFFICULT TO CONDUCT AND GROW OUR BUSINESS.

         Our management team has not worked together as a combined unit. In addition, EFTC's senior management team has only been working together since July 2000 after the completion of the initial stage of EFTC's recapitalization by Thayer-Blum. If our management team cannot successfully work together, we may not be able to execute our business strategy or compete effectively. Any failure to manage the combined operations of EFTC and K*TEC could harm our business and limit our ability to realize the anticipated benefits of the combination.

OUR MAJOR STOCKHOLDER CONTROLS US AND COULD PREVENT A CHANGE OF CONTROL OR OTHER BUSINESS COMBINATION OR COULD EFFECT A "SHORT FORM" MERGER WITHOUT THE APPROVAL OF OTHER STOCKHOLDERS.

         Thayer-Blum owns approximately 90% of our common stock, and four of our nine directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron's other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum's influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.

         In addition, Thayer-Blum could contribute its Suntron stock to a subsidiary corporation that, as a 90% stockholder, then would have the ability under Delaware law to merge with or into Suntron without the approval of the other Suntron stockholders. In the event of such a "short-form" merger, Suntron stockholders would have the right to assert appraisal/dissenters' rights to receive cash in the amount of the fair market value of their shares in lieu of the consideration they would have otherwise received from the transaction.

OUR INABILITY TO MANAGE OUR GROWTH SUCCESSFULLY MAY DIVERT OUR RESOURCES AND HARM OUR RESULTS OF OPERATIONS.

         Our future results of operations will be affected by our ability to manage expected growth successfully. Our future results may also be impacted by our ability to execute future acquisitions and integrate the operations of acquired companies with our operations. Any further growth is likely to continue to place a significant strain on our managerial, operational, financial, and other resources. This growth will require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage our expanding operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND IT MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS, OR AT ALL.

         We may need to raise additional funds for the following purposes:

            -     to fund our operations;

            -     to fund any growth we experience;

            -     to enhance or expand the range of services we offer;

            -     to increase our promotional and marketing activities; or

            - to respond to competitive pressures or perceived opportunities, such as

            - investment, acquisition, and international expansion activities.

         If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

OUR MANUFACTURING PROCESSES DEPEND ON THE COLLECTIVE INDUSTRY EXPERIENCE OF OUR EMPLOYEES. IF THESE EMPLOYEES WERE TO LEAVE AND TAKE THIS KNOWLEDGE WITH THEM, OUR MANUFACTURING PROCESSES MAY SUFFER AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY.

         We have no patent or trade secret protection for our manufacturing processes, but instead rely on the collective experience of our employees to ensure that we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of employees involved in our manufacturing processes were to leave our employment and we are not able to replace these people with new employees with comparable experience, our manufacturing processes may suffer as we may be unable to keep up with innovations in the industry. As a result, we may not be able to continue to compete effectively.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY ATTRACTING AND RETAINING SKILLED EMPLOYEES.

         Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, and operational personnel, including James K. Bass, our President and Chief Executive Officer. We do not have employment agreements with any of our key employees, except Mr. Bass and R. Michael Gibbons, one of our vice presidents. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel, and consultants. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

OUR FAILURE TO COMPLY WITH THE REQUIREMENTS OF ENVIRONMENTAL LAWS COULD RESULT IN FINES AND REVOCATION OF PERMITS NECESSARY TO OUR MANUFACTURING PROCESSES.

         Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions, and hydrochloric acid solutions containing palladium; waste water that contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We have not incurred significant costs related to compliance with environmental laws and regulations in the prior three years, and we believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge and other environmental permits. Any such revocations could require us to cease or limit production at one or more of our facilities, negatively impacting our net sales and causing our common stock price to decline. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

         Environmental laws could also become more stringent over time, imposing greater compliance costs and increasing risks and penalties associated with violation. We operate in environmentally sensitive locations and are subject to potentially conflicting and changing regulatory agendas of political, business, and environmental groups. Changes or restrictions on discharge limits; emissions levels; or material storage, handling, or disposal might require a high level of unplanned capital investment or relocation. It is possible that environmental compliance costs and penalties from new or existing regulations may harm our business, financial condition, and results of operations.

WE MAY BE EXPOSED TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS BY THIRD PARTIES THAT COULD BE COSTLY TO DEFEND, COULD DIVERT MANAGEMENT'S ATTENTION AND RESOURCES AND, IF SUCCESSFUL, COULD RESULT IN LIABILITY.

         We could be subject to legal proceedings and claims for alleged infringement of third party proprietary rights, such as patents, from time to time in the ordinary course of business. In certain cases, we may find it necessary or desirable to license or otherwise acquire rights to intellectual property held by others. For example, in February 2000, EFTC settled a dispute with the Lemelson Foundation by entering into a license agreement that required EFTC to make payments totaling approximately $160,000 over 18 months. Other similar disputes could arise in the future. These disputes could be costly to defend and could also result in the diversion of management time and attention. In addition, adverse determinations in any proceedings could require us to pay monetary damages and could also result in loss of intellectual property rights. In the event we were able to settle disputes through licensing or similar arrangements, the costs of these licenses could be substantial. Accordingly, future disputes regarding intellectual property rights could harm our business, financial condition, and results of operations.

OUR STOCK PRICE MAY BE VOLATILE, AND OUR STOCK IS THINLY TRADED, WHICH COULD CAUSE INVESTORS TO LOSE ALL OR PART OF THEIR INVESTMENTS IN OUR STOCK.

         The stock market has recently experienced volatility that has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance, and investors could lose a substantial part of their investments. Moreover, if an active public market for our stock is not sustained in the future, it may be difficult to resell our stock. Our stock is thinly traded.

         The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

            - failure to meet the performance estimates of securities analysts;

            - changes in financial estimates of our net sales and results of operations by securities analysts;

            - the timing of announcements by us or our competitors of significant contracts or acquisitions; and

            -     general stock market conditions.

         Recently, when the market price of a company's stock has been volatile, stockholders have often instituted securities class action litigation against that company. If a class action lawsuit is filed against us, we could incur substantial costs defending the lawsuit and management time and attention would be diverted. An adverse judgment could cause our financial condition or results of operations to suffer.

OPERATING IN FOREIGN COUNTRIES EXPOSES US TO INCREASED RISKS THAT COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

         We currently have foreign operations in Mexico. We may in the future expand into other foreign countries. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

            -     economic or political instability;

            -     transportation delays and interruptions;

            -     increased employee turnover and labor unrest;

            - incompatibility of systems and equipment used in foreign operations;

            - difficulties in staffing and managing foreign personnel and diverse cultures; and

            -     less developed infrastructures.

         In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs, and limitations on imports or exports. Also, we could be negatively affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Following the recent combination of EFTC and K*TEC, we replaced our $45 million revolving credit facility with Bank of America, N.A. with a $75.0 million revolving line of credit with Citicorp USA. The interest rate on this loan is based either on the prime rate or LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that could impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an annual increase or decrease in interest expense of approximately $750,000 under this loan.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table, together with the accompanying text, present certain information, as of March 1, 2002, with respect to each of our executive officers and directors.

NAME                                                  AGE     POSITION(S) HELD WITH THE COMPANY
-------------------------------------------------  ---------  ----------------------------------------------------
James K. Bass....................................     45      Chief Executive Officer, President and Director
John W. Briant...................................     36      Vice President
Michael Eblin....................................     39      Vice President
R. Michael Gibbons...............................     43      Vice President
Oscar A. Hager...................................     46      Vice President of Human Resources
Peter W. Harper..................................     40      Chief Financial Officer and Secretary
John H. Kulp.....................................     44      Vice President of Sales and Marketing
Kevin Sauer......................................     38      Vice President of Information Technology
Alan Braswell, Jr................................     43      Director
Fred A. Breidenbach..............................     54      Director
Jeffrey W. Goettman..............................     42      Chairman of the Board and Director
Douglas P. McCormick.............................     32      Director
Jose Medeiros....................................     33      Director
Richard L. Monfort...............................     47      Director
James C. Van Horne...............................     66      Director
John C. Walker...................................     40      Director

         James K. Bass has served as our Chief Executive Officer and President and as a director since May 2001 and as EFTC's Chief Executive Officer since July 2000. From 1996 to June 2000, Mr. Bass was a senior vice president of Sony Corporation, a company engaged in the development, design, manufacture and sale of various kinds of electronic equipment, instruments and devices for consumer and professional markets. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Company, a company engaged in the development, manufacturing and marketing of a wide variety of products for the generation, transmission, distribution, control, and utilization of electricity. Mr. Bass also serves as a director of TTM Technologies, Inc., a provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards which is also an affiliate of Thayer Capital Partners.

         John W. Briant has served as one of our Vice Presidents since February 2002. Mr. Briant served as EFTC's Vice President of Material and Logistics from October 1999 to February 2002. Mr. Briant served as the Director of Process and Quality Management since joining the company from July 1998 to September 1999. Prior to joining EFTC, Mr. Briant held various management, procurement, and engineering positions at AlliedSignal from 1993 to 1998 and was responsible for the development of their corporate supply base for Electronic Manufacturing Services and Printed Wiring Boards. Prior to that, he held engineering positions with Honeywell's Business and Commuter Aviation Division, a manufacturer of aerospace products and services.

         Michael Eblin has served as one of our Vice Presidents since February 2002. Mr. Eblin served as the Senior Vice President of Operations of EFTC from July 2000 to February 2002. From 1995 to June 2000, Mr. Eblin was Director of Operations of Sony Corporation. Prior to that, Mr. Eblin held various management positions in the Electronics Controls division of United Technologies and Hughes Electronics, part of General Motors Corporation, an automobile manufacturer and communications systems and financial services provider.

         R. Michael Gibbons has served as one of our Vice Presidents since February 2002. Mr. Gibbons served as the President and Chief Executive Officer of K*TEC from May 2000 to February 2002. From January 1998 to May 2000, Mr. Gibbons served as Executive Vice President and General Manager of K*TEC and from February 1997 to January 1998 as Corporate Quality Director of K*TEC. From July 1984 to February 1997, Mr. Gibbons worked in various capacities in the electronics manufacturing industry at Schlumberger Oilfield Services.

         Oscar A. Hager has served as our Vice President of Human Resources since February 2002. Mr. Hager served as EFTC's Vice President of Human Resources from November 2000 to February 2002. From April 1999 to October 2000, Mr. Hager was EFTC's Director of Human Resources for Southwest Commercial Operations. Prior to joining EFTC, Mr. Hager spent fifteen years with Honeywell's Commercial Aviation group, a manufacturer of commercial avionics equipment, in various human resource management capacities. Prior to joining Honeywell, Mr. Hager held various human resource positions in the aerospace industry.

         Peter W. Harper has served as our Chief Financial Officer and Secretary since May 2001. Mr. Harper served as the Chief Financial Officer of EFTC since July 2000. From 1996 to June 2000, Mr. Harper served as Vice President of Finance at Iomega Corporation, a company that designs, manufactures and markets personal and professional storage solutions for users of personal computers and consumer electronics devices. Prior to that, Mr. Harper spent 12 years in various management positions at General Electric Company.

         John H. Kulp has served as our Vice President of Sales and Marketing since February 2002. Mr. Kulp served as the Vice President of Sales and Marketing of EFTC from December 2001 to February 2002. From October 1999 to August 2001, Mr. Kulp served as Vice President of Sales at FlexTek Incorporated, a supplier of electromechanical subassemblies. From 1979 to October 1999, Mr. Kulp served in various capacities, most recently as regional sales manager, at AMP Inc., a supplier of electrical and electronic connections and interconnection systems.

         Kevin Sauer has served as our Vice President of Information Technology since February 2002. Mr. Sauer served as Vice President of Information Technology of K*TEC from May 2001 to February 2002. From May 1997 to April 2001, Mr. Sauer held various management and information technology-related positions with K*TEC. From November 1993 to May 1997, Mr. Sauer served in various capacities at Schlumberger, most recently as a Quality Assurance Manager.

         Allen S. Braswell, Jr. has served as a director since October 2001. Mr. Braswell has engaged in private investment activities as his principal occupation since December 2000. From September 1999 until such time, Mr. Braswell served as President of Jabil Global Services, a subsidiary of Jabil Circuit, Inc. engaged in electronic product service and repair, that was purchased by EFTC from affiliates of Mr. Braswell in September 1997 and sold to Jabil Circuit in September 1999. Mr. Braswell also served as President of the predecessors of Jabil Global Services since October 1996.

         Fred A. Breidenbach has served as a director since October 2001. Mr. Breidenbach has served as the principal of FA Breidenbach & Associates, LLC, a management consulting firm providing services to the aerospace industry, since November 1997. From April 1993 until July 1997, Mr. Breidenbach served as President and Chief Operating Officer of Gulfstream Aerospace Corporation, a private aircraft manufacturing company (now a subsidiary of General Dynamics).

         Jeffrey W. Goettman has served as our Chairman of the Board and a director since May 2001. Mr. Goettman has served as a Managing Partner of Thayer Capital Partners, a private equity investment company, since April 2001. Mr. Goettman joined Thayer Capital Partners in February 1998. From February 1994 to February 1998, Mr. Goettman served as a Managing Director and founder of the electronic manufacturing services group at Robertson Stephens & Co., Inc., an investment banking firm. Mr. Goettman also serves as Chairman of the Board and a director of TTM Technologies, Inc.

         Douglas P. McCormick has served as a director since October 2001. Mr. McCormick has served as a Managing Director of Thayer Capital Partners since January 2001 and was a Vice President of that company since January 1999. From June 1997 to January 1999, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment banking firm. From September 1995 to June 1997, Mr. McCormick attended Harvard Business School. Mr. McCormick also serves as a director of TTM Technologies, Inc.

         Jose S. Medeiros has served as a director since October 2001. Mr. Medeiros has been a Partner in Blum Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm, since August 2000 and Vice President since August 1998. From June 1996 to August 1998, Mr. Medeiros served as a Vice President in the Technology Mergers & Acquisitions group of Robertson Stephens & Company. From January 1990 to June 1996, Mr. Medeiros served as an Associate at McKinsey & Company.

         Richard L. Monfort has served as a director since October 2001. Mr. Monfort has been engaged in private investment activities as his principal occupation since June 1995. From July 1989 to June 1995, Mr. Monfort served as President and Chief Operating Officer of ConAgra Red Meat Companies, a division of ConAgra Foods Inc. engaged in beef, pork and lamb production. Mr. Monfort also serves as a director of Famous Dave's of America, Inc., an owner and operator of restaurants.

         James C. Van Horne has served as a director since October 2001. Mr. Van Horne has served as the A.P. Giannini Professor of Finance at the Stanford University Graduate School of Business since 1979, and has taught at such institution since 1965. Mr. Van Horne also serves as a director of United California Bank, Montgomery Street Income Securities, Inc. (an investment company), and Bailard Biehl & Kaiser Fund Group (a family of five mutual funds).

         John C. Walker has served as a director since May 2001. Mr. Walker has been a Partner with BLUM Capital Partners since April 1997. From 1992 until April 1997, Mr. Walker served as the Vice President of PEXCO Holdings, Inc., a private investment holding company. Mr. Walker also serves as a director of Smarte Carte, Inc., a company providing products and services to travelers to efficiently store or move their belongings, and Playtex Products, Inc., a manufacturer and distributor of a diversified portfolio of consumer and personal products.

ITEM 11.          EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid by EFTC or K*TEC for the fiscal years ended December 31, 2001, 2000, and 1999 to our Chief Executive Officer and each of the four other most highly compensated individuals who now serve as executive officers of Suntron, as well as their titles with Suntron.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                       --------------------------
                                             ANNUAL COMPENSATION                          AWARDS         PAYOUTS
                             ----------------------------------------------------      -------------     --------
                                                                     OTHER ANNUAL       SECURITIES         LTIP          ALL OTHER
NAME AND PRINCIPAL                                                   COMPENSATION       UNDERLYING       PAYOUTS          COMPEN-
POSITION                     YEAR      SALARY($)       BONUS($)        ($)(1)          OPTIONS(#)(2)        ($)          SATION($)
-------------------          ----      --------        --------      ------------      -------------     --------        ---------
James K. Bass(3)             2001      $300,000        $300,000                --             13,750           --         $    --
  Chief Executive            2000       126,918         135,500                --            225,000           --          42,133(4)
  Officer and President

John W. Briant               2001       160,000          80,000                --              3,750           --              --
  Vice President             2000       140,950          87,000                --             30,000           --          46,124(4)
                             1999       117,105              --                --                 --           --              --

Michael Eblin(3)             2001       200,004         140,000                --              8,750           --              --
  Vice President             2000        74,712          80,125                --             75,000           --          38,245(4)

R. Michael Gibbons           2001       198,000          25,000                --            197,310           --              --
  Vice President             2000       220,000         100,000                --                 --           --              --
                             1999       176,764          30,000                --                 --           --              --

Peter W. Harper(3)           2001       200,004         100,000                --             15,000           --              --
  Chief Financial            2000        81,827          60,125                --             37,500           --          36,463(4)
  Officer and Secretary

-----------------
(1) Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.
(2) Represents options to purchase shares of Suntron common stock, after giving effect to the assumption of EFTC and K*TEC options upon the completion of the combination and the applicable exchange ratios.
(3)   Messrs. Bass, Eblin, and Harper joined EFTC in July 2000.
(4) Represents payment to defray moving expenses related to relocation to Phoenix, Arizona in connection with employment with EFTC.

STOCK OPTION GRANTS

         The following table sets forth information concerning the grant of stock options in 2001 by EFTC and K*TEC to Suntron's Chief Executive Officer and the other executive officers named in the Summary Compensation Table above. Neither EFTC nor K*TEC granted any stock appreciation rights in 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANTS
                         -------------------------------------------------------------------------
                          NUMBER OF                                                                    POTENTIAL REALIZABLE VALUE AT
                         SECURITIES       % OF TOTAL                       GRANT                       ASSUMED ANNUAL RATES OF STOCK
                         UNDERLYING        OPTIONS         EXERCISE         DATE                       PRICE APPRECIATION FOR OPTION
                           OPTIONS        GRANTED TO          OR           MARKET                                 TERMS(3)
                           GRANTED       EMPLOYEES IN     BASE PRICE       VALUE        EXPIRATION     -----------------------------
NAME                        (#)(1)      FISCAL YEAR(2)     ($/SH)(3)      ($/SH)(3)        DATE            5%($)          10%($)
------------------       ----------     --------------    ----------      ---------     ----------     -------------   -------------
James K. Bass                13,750              8.4%          10.52          8.50       1/16/11           45,727         158,494
John W. Briant                3,750              2.3%          10.52          8.50       1/16/11           12,471          43,226
Michael Eblin                 8,750              5.4%          10.52          8.50       1/16/11           29,099         100,860
R. Michael Gibbons          197,310             28.6%          15.20         15.20       1/26/11        1,886,125       4,779,812
Peter W. Harper              15,000              9.2%          10.52          8.50       1/16/11           49,884         172,902

-----------------
(1) Represents options to purchase shares of Suntron common stock, after giving effect to the assumption of EFTC and K*TEC options upon the completion of the combination and the applicable exchange ratios. Generally, 50% of the options granted were categorized as A options and the remaining 50% as B options. Generally, the B options become exercisable for 20% of the underlying shares on the first anniversary of the date of grant and for the balance in equal annual installments over the four-year period thereafter, so long as the executive remains employed. The A options generally cliff-vest on the eighth anniversary of the date of grant. However, upon the occurrence of specified events, including a sale of shares by the majority stockholder or a merger, a portion of the A options will vest based upon the annual rate of return of the common stock.
(2) The percentages shown above for Messrs. Bass, Briant, Eblin, and Harper are based on an aggregate of 163,500 shares of Suntron common stock that are subject to options that were related to options granted by EFTC to employees in the year ended December 31, 2001. The percentage shown above for Mr. Gibbons is based on an aggregate of 684,995 shares of Suntron common stock that are subject to options issued in replacement of options granted by K*TEC to its employees in the year ended December 31, 2001.
(3) The exercise prices and market values shown above for Suntron options were determined by dividing the corresponding exercise prices and market values for EFTC options granted in 2001 by .25 and by dividing the exercise price and market value for K*TEC options granted in 2001 by .6577 to adjust for the exchange ratios in the combination.
(4) Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe that this method accurately illustrates the potential value of a stock option.

STOCK OPTION EXERCISES AND VALUES FOR FISCAL 2001

         The following table sets forth information with respect to Suntron's Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2001 and unexercised options held by them as of the end of such fiscal year:

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

                                                                                          VALUE OF UNEXERCISED
                                                  NUMBER OF UNEXERCISED OPTIONS AT       IN-THE-MONEY OPTIONS AT
                         SHARES                            DECEMBER 31, 2001             DECEMBER 31, 2001($)(2)
                      ACQUIRED ON     VALUE      ----------------------------------    ---------------------------
NAME                    EXERCISE     REALIZED    EXERCISABLE(1)    UNEXERCISABLE(1)    EXERCISABLE   UNEXERCISABLE
------------------    -----------    --------    --------------    ----------------    -----------   -------------
James K. Bass                  --          --            46,375             192,375             --              --
John W. Briant                 --          --            18,375              30,375             --              --
Michael Eblin                  --          --             8,375              75,375             --              --
R. Michael Gibbons             --          --            39,442             157,768             --              --
Peter W. Harper                --          --             5,250              47,250             --              --

-----------------
(1) The number of Suntron options shown above gives effect to the exchange ratios in the combination of .25 of a share of Suntron common stock for each share of EFTC common stock and .6577 of a share of Suntron common stock for each share of K*TEC common stock.
(2) The closing sales price per share for EFTC common stock as reported by the Nasdaq National Market on December 31, 2001 was $2.00. The option value is calculated by multiplying (a) the positive difference, if any, between $8.00 (which is four times the $2.00 EFTC closing sales price to adjust for the exchange ratio in combination) and the option exercise price by
      (b) the number of shares of common stock underlying the option. K*TEC common stock was not publicly traded.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

         James K. Bass, our Chief Executive Officer and President, has entered into an employment agreement that provides for him to be employed as Chief Executive Officer for a term ending on December 31, 2003, which term automatically extends for successive one-year periods until the agreement is terminated. Mr. Bass' agreement provides for a minimum annual base salary of $300,000 and incentive-based bonus compensation in an amount determined by the compensation committee of our board of directors. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Bass' base salary and prorated bonus compensation for a period of one year from the date of termination.

         R. Michael Gibbons, one of our Vice Presidents, has entered into an employment agreement that provides for an initial term that ended on March 9, 2002, but has been extended until the agreement is terminated by Mr. Gibbons or Suntron. Mr. Gibbons' agreement provides for a minimum annual base salary of $220,000. Suntron may terminate his employment agreement with or without cause. In the case of a termination without cause, Suntron must continue to pay Mr. Gibbons' base salary and prorated bonus compensation for a period of one year from the date of termination. In the case of a termination with cause, however, Suntron must continue to pay Mr. Gibbons' base salary for a period of six months.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to our common stock beneficially owned as of March 1, 2002 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.

                                                          SHARES BENEFICIALLY OWNED
                                                    ------------------------------------
NAME OF BENEFICIAL OWNER(1)                              NUMBER            PERCENT (2)
-----------------------------------------------     ---------------      ---------------
Thayer-Blum Funding III, L.L.C.(3)                     24,582,191             89.7%
James K. Bass(4)                                           46,375              *
Allen S. Braswell, Jr.(5)                                 223,075              *
Fred A. Breidenbach(6)                                      4,500              *
Jeffrey W. Goettman(7)                                 24,582,191             89.7%
Douglas P. McCormick(7)                                24,582,191             89.7%
Jose S. Medeiros(7)                                    24,582,191             89.7%
Richard L. Monfort(8)                                     110,097              *
James C. Van Horne(9)                                       3,350              *
John C. Walker(7)                                      24,582,191             89.7%
John W. Briant(10)                                         18,375              *
James A. Doran(11)                                         22,967              *
Michael Eblin(12)                                           8,375              *
R. Michael Gibbons(13)                                     19,731              *
Oscar A. Hager(14)                                          8,750              *
Peter W. Harper(15)                                         5,250              *
John H. Kulp                                                   --              *
Kevin Sauer (16)                                            3,288              *
All directors and executive officers as a group
(17 persons)(7)(17)                                    25,056,323             90.9%

-----------------
* Represents less than 1% of our outstanding common stock.

(1) Except as otherwise indicated, the address of each person listed on the table is 2501 West Grandview Road, Phoenix, Arizona 85023.

(2) We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 1, 2002, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,414,388 shares of our common stock outstanding as of March 1, 2002.

(3) Thayer-Blum Funding III, L.L.C. is owned as follows: 59.4% by Thayer Equity Investors IV, L.P., 0.4% by TC Manufacturing Holdings, L.L.C. 0.2% by TC KCo, L.L.C., 34.4% by Blum Strategic Partners, L.P., and 5.6% by Blum (K*TEC) Co-Investment Partners, L.P.

      TC Manufacturing Holdings, L.L.C. is controlled by limited liability companies, the managing members of which are Frederick Malek, Carl Rickersten and Paul Stern.

      Thayer Equity Investors IV, L.P. is controlled by a limited liability company, the managing members of which are Frederick Malek and Carl Rickersten.

      TC KCo, L.L.C. is controlled by a limited liability company, the managing members of which are Frederik Malek and Carl Rickertsen.

      Blum Strategic Partners, L.P. is controlled by a limited liability company, a managing member of which is Richard C. Blum.


      Blum (K*TEC) Co-Investment Partners, L.P. is controlled by a limited liability company, a managing member of which is Richard C. Blum.


      Messrs. Goettman and McCormick, both directors of ours, are managing directors of the limited liability company that controls Thayer Equity Investors IV, L.P. Messrs. Walker and Medeiros, both directors of ours, are members of the general partner of Blum Strategic Partners, L.P.

      The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4) Consists of 46,375 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(5) Includes 37,520 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell is a general partner; 2,750 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.'s father, is the trustee; 8,750 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation ("BIC") is a general partner; 136,522 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner; and 850 shares issuable pursuant to options that are exercisable within 60 days of March 1, 2002. Allen S. Braswell, Jr. is president of BIC.

(6) Includes 750 shares issuable pursuant to options currently exercisable or exercisable within 60 days of March 1, 2002.

(7) Reflects 24,582,191 shares held by Thayer-Blum. See footnote 3. Messrs. Goettman, McCormick, Medeiros, and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(8) Includes 67,875 shares held by the Monfort Family Partnership; 23,168 shares held by a partnership in which Mr. Monfort is the principal investor; 11,518 shares owned by three of Mr. Monfort's minor children; and 7,538 shares issuable pursuant to options that are currently exercisable within 60 days of March 1, 2002.

(9) Includes 850 shares issuable pursuant to options that are exercisable within 60 days of March 1, 2002.

(10) Consists of 18,375 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(11) Includes 22,875 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(12) Consists of 8,375 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(13) Consists of 19,731 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(14) Includes 8,625 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(15) Consists of 5,250 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(16) Consists of 3,288 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

(17) Includes 142,882 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 1, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SALE/LEASEBACK TRANSACTION

         Richard L. Monfort, currently a member of our board of directors, entered into a sale/leaseback transaction with EFTC in December 1998 whereby EFTC sold manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to Mr. Monfort for $10.5 million. Mr. Monfort leased these manufacturing facilities back to us for a term of five years with aggregate monthly payments of $90,000.

ISSUANCE OF SUBORDINATED NOTES AND WARRANTS

         Mr. Monfort purchased $15 million in aggregate principal amount of subordinated notes issued by EFTC on September 9, 1997. The subordinated notes had a maturity date of December 31, 2002 and provided for interest at a variable rate (adjusted monthly) equal to 2.00% over the applicable LIBOR rate. EFTC used the proceeds from these notes to acquire certain assets from Honeywell. In connection with the issuance of these subordinated notes, EFTC issued warrants to purchase 500,000 shares of its common stock at an exercise price of $8.00 per share to Mr. Monfort. The warrants were exercised on October 9, 1997 resulting in net proceeds to EFTC of $4.0 million. EFTC prepaid $10.0 million of the outstanding principal amount of these notes early in December 1997 from the proceeds of a loan from its senior lender. In connection with such prepayment, EFTC agreed to pay a fee of approximately $325,000 to be paid in equal monthly increments until the maturity of the notes.

         In November 1999, Mr. Monfort purchased $5 million in aggregate principal amount of subordinated notes issued by EFTC. These notes had a maturity date of March 30, 2000 and provided for interest at a rate of 10%. EFTC used the proceeds of these notes for general operating purposes. EFTC repaid $6.9 million in principal amount outstanding under both subordinated notes. In addition, EFTC paid the remaining outstanding prepayment fee of approximately $150,000 due in connection with the prepayment of the September 1997 notes and a fee of $100,000 due upon maturity of the November 1999 note. In March 2000, the remaining $3.0 million due under the November note agreement was refinanced with a maturity date of March 30, 2004 and bearing interest at 10%. In June 2001, the $3.0 million under the November note was repaid in full.

THAYER-BLUM'S RECAPITALIZATION OF EFTC

         On March 30, 2000, EFTC completed the first stage of a recapitalization transaction with Thayer-Blum Funding, L.L.C., whereby EFTC issued to Thayer-Blum $54 million in senior subordinated exchangeable notes. On July 14, 2000, EFTC issued to Thayer-Blum an additional $14 million of senior subordinated exchangeable notes. On August 22, 2000, in connection with the tender offer described below, these notes were exchanged for a $57,284,850 senior subordinated convertible note and 14,233 shares of EFTC's Series B convertible preferred stock.

         The recapitalization also involved a tender offer by Thayer-Blum that was completed on August 22, 2000 for 5,625,000 shares of EFTC's outstanding common stock at a price of $4.00 per share.

         On May 31, 2001, the convertible note and the Series B convertible preferred stock were converted by Thayer-Blum into an aggregate of 32,226,343 shares of EFTC common stock.

         As a result of the recapitalization, the tender offer, the subsequent conversion of the convertible note and Series B convertible preferred stock into EFTC common stock, and the recent combination, Thayer-Blum and its affiliates currently own approximately 90% of our outstanding common stock.

COMBINATION WITH K*TEC

         On October 10, 2000, K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) acquired all of the issued and outstanding capital stock of K*TEC Electronics Holding Corporation. Pursuant to the recent combination of EFTC and K*TEC, each of K*TEC Operating Company and EFTC merged with a separate, wholly owned subsidiary of Suntron, with K*TEC Operating Company and EFTC continuing as the surviving corporations and wholly owned subsidiaries of Suntron.

THAYER-BLUM MANAGEMENT FEES

         EFTC paid Thayer-Blum affiliates management fees of approximately $188,000 and $250,000 in 2000 and 2001, respectively.

         Thayer-Blum affiliates also currently receive management fees of $1.0 million per year pursuant to the existing management and consulting agreement with K*TEC. During the period from September 14, 2000 (inception) through December 31, 2000, K*TEC paid Thayer-Blum affiliates management fees of $225,000. In connection with the October 10, 2000 acquisition of K*TEC, K*TEC paid Thayer-Blum affiliates investment advisory fees of $2.3 million. In connection with the Citicorp credit facility, K*TEC paid Thayer-Blum affiliates advisory fees of $1.75 million in 2001.

         In addition, we paid Thayer-Blum affiliates advisory fees of $750,000 in connection with the recent combination of EFTC and K*TEC.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(A)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         (1) Financial Statements and Schedule II are listed in the Index to Financial Statements on page F-1 of this Report.

         Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(B)      REPORTS ON FORM 8-K

         None.

(C)      EXHIBITS

EXHIBIT
NUMBER            EXHIBITS
------            --------

2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1      Certificate of Incorporation of the registrant. (1)

3.2      Bylaws of the registrant. (1)

4.1      Specimen Stock Certificate. (1)

10.1     Suntron Corporation 2002 Stock Option Plan. (1)

10.2     Registration Rights Agreement between the registrant and Thayer-Blum.
         (1)

10.3 Memorandum of Understanding dated as of December 6, 2000 by and between Honeywell International, Inc. and EFTC Corporation. (1)

10.4 Form of Management and Consulting Agreement by and between Thayer-Blum Funding, L.L.C. and the registrant. (1)

10.5 Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.6 Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation.
         (1)

10.7 Credit Agreement dated as of January 26, 2001 by and among K*TEC Electronics Corporation and certain of its subsidiaries and Citicorp. USA, Inc., and the lenders and issuers parties thereto. (1)

10.8 Amendment No. 1 and Waiver to K*TEC Electronics Holding Corporation Credit Agreement, Guaranty and Pledge and Security Agreement dated as of November 7, 2001 by and between K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (1)

10.9 Amendment No. 2 to K*TEC Electronics Holding Corporation Credit Agreement dated as of December 19, 2001 among K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent.

10.10 Amendment No. 3 to K*TEC Electronics Holding Corporation Credit Agreement dated as of March 8, 2002 among K*TEC Electronics Holding Corporation, EFTC Operating Corp., and Citicorp USA, Inc., as Administrative Agent and sole Lender.

10.11 Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.12    Employment Agreement dated as of March 9, 2000 by and between Raymond
         M. Gibbons and K*TEC Electronics Corporation. (1)

10.13 Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.14 Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.15 Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.16 Lease Agreement dated September 5, 2000 by and between Fremont Industrial Portfolio, Inc. and K*TEC Electronics Corporation. (1)

21       List of Subsidiaries of the registrant.


---------------------------------

(1) Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUNTRON CORPORATION

Date:  April 1, 2002                By:      /s/ James K. Bass
                                       -----------------------
                                        James K. Bass
                                        President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                    TITLE                                              DATE
----                                    -----                                              ----
/s/James K. Bass                        President, Chief Executive Officer                 April 1, 2002
-----------------------------           (Principal Executive Officer), and Director
   James K. Bass

/s/Peter W. Harper                      Chief Financial Officer and Secretary,             April 1, 2002
-----------------------------           (Principal Financial Officer)
   Peter W. Harper

/s/James A. Doran                       Chief Accounting Officer                           April 1, 2002
-----------------------------           (Principal Accounting Officer)
   James A. Doran

/s/Allen S. Braswell, Jr.               Director                                           April 1, 2002
-----------------------------
   Allen S. Braswell, Jr.

/s/Fred A. Breidenbach                  Director                                           April 1, 2002
-----------------------------
   Fred A. Breidenbach

/s/Jeffrey W. Goettman                  Director                                           April 1, 2002
-----------------------------
   Jeffrey W. Goettman

/s/Douglas P. McCormick                 Director                                           April 1, 2002
-----------------------------
   Douglas P. McCormick

/s/Jose S. Medeiros                     Director                                           April 1, 2002
 ----------------------------
   Jose S. Medeiros

                                        Director                                           April 1, 2002
-----------------------------
   Richard L. Monfort

                                        Director                                           April 1, 2002
-----------------------------
   James C. Van Horne

/s/John C. Walker                       Director                                           April 1, 2002
-----------------------------
   John C. Walker

                               SUNTRON CORPORATION
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                      PAGE(S)
                                                                      -------
CONSOLIDATED FINANCIAL STATEMENTS:
  Independent auditors' report of KPMG LLP                              F-2
  Consolidated balance sheets as of December 31, 2000 and 2001      F-3 to F-4
  Consolidated statements of operations for the years ended
   December 31, 1999, 2000 and 2001                                     F-5
  Consolidated statements of shareholders' equity for the
   years ended December 31, 1999, 2000 and 2001                         F-6
  Consolidated statements of cash flows for the years ended
   December 31, 1999, 2000 and 2001                                 F-7 to F-8
  Notes to consolidated financial statements                        F-9 to F-28

SUPPLEMENTARY SCHEDULE:
  Independent auditors' report of KPMG LLP                              F-29
  Schedule II- Valuation and Qualifying Accounts                        F-30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Suntron Corporation:

      We have audited the accompanying consolidated balance sheets of Suntron Corporation (formerly doing business as EFTC Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Phoenix, Arizona
February 28, 2002, except as to note 12
  which is as of March 11, 2002

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2000            2001
                                                               ---------       ---------
                          ASSETS
CURRENT ASSETS:
  Cash and equivalents                                               $43         $14,108
  Trade receivables, net of allowance for doubtful
    accounts of $1,671 and $1,783, respectively                   42,270          16,953
  Receivable from sale of assets                                     500              --
  Inventories                                                     82,220          52,613
  Prepaid expenses and other                                       1,380           1,143
                                                               ---------       ---------

      Total Current Assets                                       126,413          84,817
                                                               ---------       ---------
PROPERTY, PLANT AND EQUIPMENT, at cost:
  Leasehold improvements                                           4,249           5,801
  Buildings and improvements                                       2,127           2,124
  Manufacturing machinery and equipment                           15,432          16,243
  Furniture, computer equipment and software                      13,149          15,372
                                                               ---------       ---------
       Total                                                      34,957          39,540

  Less accumulated depreciation and amortization                 (14,581)        (18,348)
                                                               ---------       ---------
      Net Property, Plant and Equipment                           20,376          21,192
                                                               ---------       ---------
INTANGIBLE AND OTHER ASSETS:
  Goodwill, net of accumulated amortization of $1,025 and
    $1,292, respectively                                           6,997           6,729
  Intellectual property, net of accumulated amortization
    of $2,403 and $2,819, respectively                             2,585           1,843
  Debt issuance costs, net of accumulated amortization of
    $811 and $541, respectively                                    2,470             465
  Deposits and other                                                 731             400
                                                               ---------       ---------
      Total Intangible and Other Assets                           12,783           9,437
                                                               ---------       ---------
                                                                $159,572        $115,446
                                                               =========       =========






  The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                  Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                     CONSOLIDATED BALANCE SHEETS, CONTINUED
                           DECEMBER 31, 2000 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  2000             2001
                                                                                ---------       ---------
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $39,944         $18,228
  Outstanding checks in excess of cash balances                                     5,471              --
  Accrued compensation and benefits                                                 7,463           6,070

  Other accrued liabilities                                                         1,498           1,394
                                                                                ---------       ---------
      Total Current Liabilities                                                    54,376          25,692
LONG-TERM LIABILITIES:
  Long-term debt, net of current maturities:
    Banks                                                                          28,559              72
    Convertible Notes, including accrued interest                                  59,093              --
    Related parties                                                                 3,000              --
  Other                                                                               339             201
                                                                                ---------       ---------
      Total Liabilities                                                           145,367          25,965
                                                                                ---------       ---------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 11)

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value. Authorized 5,000,000 shares; issued and outstanding 14,233 shares of Series B Convertible Preferred Stock at
    December 31, 2000                                                              14,683              --
  Common stock, $.01 par value. Authorized 75,000,000
    shares; issued and outstanding 15,933,489 and
    49,160,932 shares, respectively                                                   159             492
  Additional paid-in capital                                                       93,222         169,782
  Settlement obligation to issue 910,000 shares of common
    stock at December 31, 2000                                                      2,303              --
  Deferred stock compensation cost                                                   (280)           (205)
  Accumulated deficit                                                             (95,882)        (80,588)
                                                                                ---------       ---------

      Total Shareholders' Equity                                                   14,205          89,481
                                                                                ---------       ---------
                                                                                 $159,572        $115,446
                                                                                =========       =========



   The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED DECEMBER 31,

                                                                        1999               2000                2001
                                                                    ------------       ------------       ------------
NET SALES                                                               $221,864           $327,444           $348,025
COST OF GOODS SOLD                                                       229,892            311,485            310,679
                                                                    ------------       ------------       ------------
        Gross profit (loss)                                               (8,028)            15,959             37,346
OPERATING COSTS AND EXPENSES:

   Selling, general and administrative expenses                           25,389             23,926             17,343
   Recapitalization and merger transaction costs                              --              5,336              1,570
   Severance, retention, closure and relocation costs                        300              4,579                 --
   Impairment of long-lived assets                                         2,822              1,662                 --
   Goodwill amortization                                                   1,133                267                267
   Litigation settlement                                                   6,400                 --                 --
                                                                    ------------       ------------       ------------

        Total operating costs and expenses                                36,044             35,770             19,180
                                                                    ------------       ------------       ------------

        Operating income (loss)                                          (44,072)           (19,811)            18,166
OTHER INCOME (EXPENSE):
   Interest expense                                                       (6,516)            (9,556)            (3,431)
   Gain (loss) on sale of assets                                         (20,880)             4,369                767
   Other, net                                                                (55)               (15)                99
                                                                    ------------       ------------       ------------
        Income (loss) before income taxes                                (71,523)           (25,013)            15,601
INCOME TAX EXPENSE                                                        (2,180)                --               (307)
                                                                    ------------       ------------       ------------
        Net income (loss)                                               $(73,703)          $(25,013)           $15,294
                                                                    ============       ============       ============
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS:
   Net income (loss)                                                    $(73,703)          $(25,013)           $15,294
   Accrued dividends related  to preferred stock                              --               (450)              (550)
   Deemed dividend related to beneficial conversion feature of
      preferred stock                                                         --             (2,022)                --
                                                                    ------------       ------------       ------------
        Basic earnings per share computation                             (73,703)           (27,485)            14,744
   Accrued dividends related to preferred stock                               --                 --                550
   Interest on convertible debt                                               --                 --              2,217
                                                                    ------------       ------------       ------------
        Diluted earnings per share computation                          $(73,703)          $(27,485)           $17,511
                                                                    ============       ============       ============
NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON SHAREHOLDERS:
   Basic                                                                   (4.74)            $(1.72)             $0.41
                                                                    ============       ============       ============
   Diluted                                                                $(4.74)            $(1.72)             $0.36
                                                                    ============       ============       ============
NUMBER OF SHARES USED FOR COMPUTATION:
   Basic                                                              15,543,000         15,978,000         35,889,000
                                                                    ============       ============       ============
   Diluted                                                            15,543,000         15,978,000         48,656,000
                                                                    ============       ============       ============

   The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                   Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                             (DOLLARS IN THOUSANDS)


                                                    PREFERRED STOCK                COMMON STOCK          ADDITIONAL
                                                    ---------------                ------------           PAID-IN      SETTLEMENT
                                                  SHARES       AMOUNT          SHARES        AMOUNT       CAPITAL      OBLIGATION
                                                  ------       ------          ------        ------       -------      ----------
Balances, December 31, 1998                           --     $     --        15,542,989       $155         $91,990            $--
    Stock options exercised                           --           --               500         --               2             --
    Net loss                                          --           --                --         --              --             --
                                                 -------     --------        ----------       ----       ---------        -------

Balances, December 31, 1999                           --           --        15,543,489        155          91,992             --
    Fair value of warrants issued for
        services                                      --           --                --         --             536             --
    Compensation cost related to stock
        options granted to employees                  --           --                --         --             367             --
    Amortization of deferred stock
        compensation cost                             --           --                --         --              --             --
    Conversion of exchangeable notes for
        preferred stock, net of issuance
        costs                                     14,233       14,233                --         --            (206)            --
    Common stock issued in lawsuit settlement         --           --           390,000          4             983             --
    Obligation to issue common stock in
        lawsuit settlement                            --           --                --         --              --          2,303

    Preferred stock dividend requirement              --          450                --         --            (450)            --
    Net loss                                          --           --                --         --              --             --
                                                 -------     --------        ----------       ----       ---------        -------
Balances, December 31, 2000                       14,233       14,683        15,933,489        159          93,222          2,303
    Stock options exercised                           --           --            91,100          1             231             --
    Amortization of deferred stock
        compensation cost                             --           --                --         --              --             --
    Preferred stock dividend requirement              --          550                --         --            (550)            --
    Conversion of preferred stock to common
        stock                                    (14,233)     (15,233)        8,462,994         85          15,148             --
    Conversion of Convertible Notes to
        common stock, net of debt issuance
        costs of $1,635                               --           --        23,763,349        238          59,437             --
     Issuance of common stock in connection
        with lawsuit settlement                       --           --           910,000          9           2,294         (2,303)
    Net income                                        --           --                --         --              --             --
                                                 -------     --------        ----------       ----       ---------        -------
Balances, December 31, 2001                           --     $     --        49,160,932       $492        $169,782        $    --
                                                 =======     ========        ==========       ====       =========        =======




                                                                       RETAINED
                                                   DEFERRED STOCK      EARNINGS
                                                    COMPENSATION       (DEFICIT)         TOTAL
                                                    ------------       ---------         -----
Balances, December 31, 1998                              $--             $2,834         $94,979
    Stock options exercised                               --                 --               2
    Net loss                                              --            (73,703)        (73,703)
                                                       -----           --------        --------

Balances, December 31, 1999                               --            (70,869)         21,278
    Fair value of warrants issued for
        services                                          --                 --             536
    Compensation cost related to stock
        options granted to employees                    (367)                --              --
    Amortization of deferred stock
        compensation cost                                 87                 --              87
    Conversion of exchangeable notes for
        preferred stock, net of issuance
        costs                                             --                 --          14,027
    Common stock issued in lawsuit settlement             --                 --             987
    Obligation to issue common stock in
        lawsuit settlement                                --                 --           2,303

    Preferred stock dividend requirement                  --                 --              --
    Net loss                                              --            (25,013)        (25,013)
                                                       -----           --------        --------
Balances, December 31, 2000                             (280)           (95,882)         14,205
    Stock options exercised                               --                 --             232
    Amortization of deferred stock
        compensation cost                                 75                 --              75
    Preferred stock dividend requirement                  --                 --              --
    Conversion of preferred stock to common
        stock                                             --                 --              --
    Conversion of Convertible Notes to
        common stock, net of debt issuance
        costs of $1,635                                   --                 --          59,675
     Issuance of common stock in connection
        with lawsuit settlement                           --                 --              --
    Net income                                            --             15,294          15,294
                                                       -----           --------        --------
Balances, December 31, 2001                            $(205)          $(80,588)        $89,481
                                                       =====           ========        ========





   The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                  Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                         1999              2000            2001
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $ (73,703)       $ (25,013)       $  15,294
    Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
        Depreciation and amortization                                                      7,242            8,415            6,289
        Amortization of debt issuance costs                                                1,147              901              445
        Impairment of property, plant and equipment                                        2,822            1,662            1,329
        Severance, retention, closure and relocation costs                                   319            1,323           (1,541)
        Deferred income tax expense                                                        4,534               --               --
        Interest on exchangeable and convertible notes                                        --            5,326            2,217
        Provision for excess and obsolete inventories                                      7,287            5,640            4,710
        Provision for uncollectible accounts receivable                                    5,091            1,033            1,451
        Loss (gain) on sale of assets                                                     20,880           (4,369)            (767)
        Stock-based compensation and services expense                                         --              297               75
        Changes in operating assets and liabilities, net of effects of sale of business:
           Decrease (increase) in:
               Trade receivables                                                            (338)         (17,209)          23,866
               Inventories                                                                (8,899)         (35,612)          24,897
               Income taxes receivable                                                    (1,981)           2,106               --
               Prepaid expenses and other                                                   (843)             300              568
           Increase (decrease) in:
               Accounts payable                                                           19,047           (7,041)         (21,716)
               Accrued compensation and benefits                                           3,312            1,970             (212)
               Other accrued liabilities                                                   4,210           (7,255)             125
                                                                                       ---------        ---------        ---------
                      Net cash provided (used) by operating activities                    (9,873)         (67,526)          57,030
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of assets, net of cash transferred                                 32,171           14,392            1,505
    Payment of commission on sale of division                                                 --             (500)              --
    Capital expenditures                                                                 (14,419)          (6,210)          (7,669)
                                                                                       ---------        ---------        ---------
                      Net cash provided (used) by investing activities                    17,752            7,682           (6,164)
                                                                                       ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                         153,157          392,902          359,158
    Principal payments on long-term debt                                                (154,756)        (336,427)        (390,645)
    Payments for debt issuance costs                                                        (589)          (2,775)             (75)
    Increase (decrease) in outstanding checks in excess of cash balances                      --            5,471           (5,471)
    Proceeds from exercise of stock options and warrants                                       2               --              232
    Payments under inventory financing arrangement                                        (5,600)              --               --
                                                                                       ---------        ---------        ---------
                      Net cash provided (used) by financing activities                    (7,786)          59,171          (36,801)
                                                                                       ---------        ---------        ---------
                      Net increase (decrease) in cash and equivalents                         93             (673)          14,065
CASH AND EQUIVALENTS:
    Beginning of year                                                                        623              716               43
                                                                                       ---------        ---------        ---------
    End of year                                                                        $     716        $      43        $  14,108
                                                                                       =========        =========        =========



   The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                  Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------

                                                         1999      2000      2001
                                                         ----      ----      ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest                                $ 5,320  $  3,571  $   844
                                                        =======  ========  =======

  Cash received (paid) for income taxes                  $  184  $  2,106 $  (221)
                                                         ======  ======== ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES:
  Issuance of 23,763,349 shares of common stock as a
    result of conversion of Convertible Notes           $   --   $    --  $ 61,310
                                                        =======  ======== ========

  Issuance of 8,462,994 shares of common stock as a
    result of conversion of Convertible Preferred
    Stock                                               $   --   $    --  $ 15,233
                                                        =======  ======== ========

  Issuance of preferred stock for exchangeable
    notes, net of debt issuance costs of $205           $   --   $ 14,027  $   --
                                                        =======  ========  ======

  Obligation to issue common stock in lawsuit
    settlement                                          $   --    $ 2,303  $   --
                                                        =======   =======  ======

  Issuance of shares of common stock in connection
    with lawsuit settlement                             $   --     $  987  $ 2,303
                                                        =======    ======  =======

  Proceeds from sale of assets placed in escrow
    account                                             $   --     $  500  $   --
                                                        =======    ======  ======

  Stock options granted for deferred compensation       $   --     $  367  $   --
                                                        =======    ======  ======

  Issuance of warrants to purchase common stock for
    debt issuance costs                                 $   --     $  326  $   --
                                                        =======    ======  ======

  Conversion of capital lease for property, plant
    and equipment to an operating lease                $ 10,240   $   --   $   --
                                                       ========   =======  ======




  The Accompanying Notes Are an Integral Part of These Consolidated Financial
                                  Statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION, NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION. Suntron Corporation (the "Company") is a Delaware Corporation that was formed on May 2, 2001 under the name Express EMS Corporation. On October 31, 2001, the Company changed its name from Express EMS Corporation to Suntek Corporation. On January 25, 2002, the Company changed its name from Suntek Corporation to Suntron Corporation.

As discussed in Note 2, at December 31, 2001, Suntron was a wholly owned subsidiary of EFTC Corporation ("EFTC"). On February 28, 2002, the mergers described in Note 2 were completed whereby Suntron became the parent company of EFTC. EFTC subsequently was merged into a successor Delaware Corporation. The accompanying consolidated financial statements present the accounts and capital structure of EFTC Corporation and its wholly-owned subsidiaries since the date of formation or acquisition, as described in Note 2. All intercompany balances and transactions have been eliminated in consolidation. Financial information related to K*TEC Operating Company, L.L.C. is excluded from these financial statements as that merger did not close until February 28, 2002.

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ significantly from those estimates.

      The Company's consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the provision for excess and obsolete inventories, and the selection of estimated useful lives of intangible assets and property, plant and equipment.

      NATURE OF BUSINESS. Suntron Corporation (the "Company") is an independent provider of electronic manufacturing services to original equipment manufacturers. The Company focuses on high-mix solutions that target the aerospace and defense, semiconductor capital equipment, industrial controls and instrumentation, medical equipment, networking and telecommunications equipment industries. The Company's manufacturing services consist of assembling complex printed circuit boards (using both surface mount and pin-through-hole technologies), cables, electro-mechanical devices and complete "box-build" products. High mix manufacturing involves processing printed circuit board assemblies in small-lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. The Company operates in one business segment and substantially all of its operations are conducted in the United States.

      CASH AND EQUIVALENTS. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      INVENTORIES. Inventories are stated at the lower of cost (weighted average cost, which approximates the first-in, first-out method) or market. The Company evaluates inventory on hand, forecasted demand, contractual protections and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. Groups of identifiable inventory are segregated by customer or category of inventory and the adjustment to carrying value for such groups are tracked separately. If the Company records a write-down to reduce the cost of inventories to market, such write-down is not subsequently reversed. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

      FINANCIAL INSTRUMENTS. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank debt approximates fair value due to the variable interest rate. Due to the complexity of the terms of the Senior Subordinated Convertible Notes described in Note 4, it was not practicable to estimate the fair value of this financial instrument.

      REVENUE RECOGNITION. The Company recognizes revenue upon shipment of products and the transfer of title to customers, or when services are provided.

      PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                    YEARS
                                                    -----
Buildings and improvements                         30 to 40
Manufacturing machinery and equipment               5 to 10
Furniture, computer equipment and software          3 to 7

For the years ended December 31, 1999, 2000 and 2001, the Company recognized depreciation and amortization expense of $5,751, $6,444 and $5,605, respectively.

     GOODWILL AND OTHER INTANGIBLE ASSETS. Debt issuance costs are being amortized over the term of the related debt using the interest method. Intellectual property costs, consisting of circuit board assembly designs and specifications, are being amortized over periods ranging from 5 to 10 years using the straight-line method. Goodwill was amortized using the straight-line method over 30 years. However, see "New Accounting Standards", whereby goodwill will no longer be amortized effective January 1, 2002. For the years ended December 31, 1999, 2000 and 2001, the Company recognized amortization expense related to goodwill and intellectual property of $1,491, $1,971 and $684, respectively.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      IMPAIRMENT OF LONG-LIVED ASSETS. The Company assesses impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset, including goodwill and intellectual property costs, may not be recoverable. Assets held for sale are stated at the lower of the carrying value or fair value (net of costs to sell). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows, excluding interest expense, expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair value. The Company recognized provisions for impairment of long-lived assets of $2,822, $1,662 and $1,329 for the years ended December 31, 1999, 2000 and 2001, respectively. These charges primarily relate to the restructuring and relocation activities discussed in Note 9. The impairment charge incurred in 2001 is included in cost of good sold since the assets were previously used in manufacturing operations.

      At December 31, 2001, the net carrying value of goodwill of $6,729 relates to the 1997 acquisition of Current Electronics, which now comprises the Company's Northwest Division. Since this division is not held for sale, the Company evaluates the goodwill for impairment by considering historical and estimated earnings trends for this division. The Company has adopted a policy that if the unamortized carrying amount of the goodwill exceeds projected undiscounted cash flows generated by this division before interest, an adjustment will be recorded to reduce the carrying amount to the net cash flows discounted at 15%. See "New Accounting Standards" for changes that will be effective on January 1, 2002, related to accounting for impairment of goodwill.

      INCOME TAXES. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      EARNINGS PER SHARE. Basic Earnings per Share excludes dilution for potential common shares and is computed by dividing net income or loss applicable to common shareholders by the weighted average number of common shares outstanding for the period. For the computation of Basic Earnings per Share, accrued dividends on preferred stock are deducted to arrive at net income or loss applicable to common stockholders. Diluted Earnings per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For purposes of the weighted average share calculations, beginning on August 31, 2000 (the date the court approved the class action lawsuit settlement) the 1,300,000 shares required to be issued in the lawsuit settlement discussed in Note 11 have been treated as issued and outstanding. For the years ended December 31, 1999 and 2000, Basic and Diluted Earnings per Share were the same since all potential common shares were antidilutive.

      As discussed in Note 7, the calculation of Earnings per Share for 2000 reflects adjustments for a beneficial conversion feature and accrued dividends for convertible preferred stock that was issued in the third quarter of 2000.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


       For the year ended December 31, 2001, Diluted Earnings per Share gives effect to shares issuable prior to the May 31, 2001 conversion of the Company's Convertible Notes and Convertible Preferred Stock, using the if-converted method. Under the if-converted method, it is assumed that conversion occurred at the beginning of the period, and that the Company would not have been required to incur interest and dividends on the Convertible Notes and Convertible Preferred Stock, respectively.

      Presented below is the calculation of the number of shares used in the calculation of Diluted Earnings per Share for the year ended December 31, 2001:

Basic Weighted Average Shares Outstanding        35,889,000
Shares related to Convertible Debt before
  conversion                                      9,413,000
Shares related to Preferred Stock before
  conversion                                      3,352,000

Options and warrants                                  2,000
                                                  ---------
    Number of Shares Used in Computation         48,656,000
                                                 ==========

      Stock options and warrants for approximately 5,187,000 shares exercisable at prices ranging from $2.38 per share to $14.31 per share were outstanding at December 31, 2001 but were not included in the computation of Diluted Earnings per Share because the exercise price of the options was greater than the average market price of the Company's common stock during the year ended December 31, 2001.

      STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation issued to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company's common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. Pro forma disclosures of net income (loss) and earnings per share are presented in Note 6 to reflect the impact on earnings if the Company had adopted the alternative method under Statement of Financial Accounting Standards No. 123, which prescribes the use of an option pricing model to determine the fair value of stock options.

      For fixed awards of stock options with pro rata vesting, the Company utilizes the attribution method described in FASB Interpretation No. 28.

      NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




      The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The provisions of Statement No. 142 are required to be adopted by the Company beginning in the first quarter of 2002. The effect of these Statements on the Company will be the elimination of the amortization of goodwill which is currently being amortized over 30 years and the requirement to begin testing goodwill and other intangible assets for impairment at least on an annual basis. Because of the extensive effort needed to comply with the adoption of Statements 141 and 142, it is not currently practicable to estimate the impact of adopting these Statements on the Company's consolidated financial statements. If such losses are required to be recognized upon the initial application of these Statements, they would be accounted for as the cumulative effect of a change in accounting principle.

      In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on the Company's consolidated financial statements.

      In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the initial application of Statement 144 will have a significant impact on the Company's consolidated financial statements.

      RECLASSIFICATIONS. Certain reclassifications have been made to the 1999 and 2000 financial statements to conform to the presentation in 2001. These reclassifications had no effect on the previously reported net loss.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


2. BUSINESS COMBINATION

      On May 3, 2001, EFTC; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation ("K*TEC"); K*TEC Operating Company, L.L.C., formerly know as Thayer-Blum Funding II, L.L.C. ("TBF II"); and Suntron Corporation, a wholly owned subsidiary of EFTC, formerly known as Suntek Corporation and Express EMS Corporation, ("Suntron"), entered into an Amended and Restated Merger Agreement (the "Merger Agreement"), providing for, among other things, the merger of two wholly owned subsidiaries of Suntron with and into EFTC and TBF II, respectively.

K*TEC was a privately held electronic manufacturing services company based in Sugar Land, Texas. K*TEC was 100% owned by TBF II, an affiliate of Thayer-Blum Funding L.L.C. ("TBF"), EFTC's principal shareholder. TBF owned approximately 77% of the outstanding common stock of EFTC. A special committee comprised of EFTC's independent directors negotiated the terms of the Merger Agreement on behalf of the minority shareholders of EFTC. On February 28, 2002, EFTC's shareholders voted in favor of the business combination and the closing occurred on that date.

      In connection with the signing of the Merger Agreement, EFTC entered into a stockholder agreement, as amended (the "Stockholder Agreement"), with TBF, TBF II and Suntron that required TBF to convert the Senior Subordinated Convertible Notes described in Note 4, and the Series B Preferred Stock discussed in Note 7, into EFTC common stock on or before May 31, 2001. These conversions resulted in the issuance of an aggregate of 32,226,343 additional shares of common stock to TBF. Pursuant to the Stockholder Agreement, TBF agreed to vote all its shares of EFTC's common stock in favor of the business combination.

      Under the terms of the Amended and Restated Merger Agreement, Suntron formed two new wholly owned subsidiaries, which merged with and into EFTC and TBF II, respectively. EFTC subsequently was merged into a successor Delaware corporation. Accordingly, on February 28, 2002 EFTC's successor and TBF II became wholly owned subsidiaries of Suntron. Suntron's common stock is traded on the Nasdaq National Market under the trading symbol "SUNT". Based upon the Amended and Restated Merger Agreement's exchange ratios, the owner of TBF II received approximately 55% of Suntron's outstanding capital stock, while EFTC's former shareholders received approximately 45% of Suntron's outstanding capital stock. TBF and its affiliates currently own approximately 90% of the outstanding capital stock of Suntron.

      During the year ended December 31, 2001, EFTC incurred transaction costs of $1,570 related to the merger, primarily related to a fairness opinion and professional fees. The TBF II merger will be accounted for as a reorganization of entities under common control in 2002 and, accordingly, the transactions costs were charged to operations in the period incurred.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


3. INVENTORIES

      Inventories are summarized as follows:

                                                        DECEMBER 31,
                                                        ------------
                                                    2000          2001
                                                   -------       -------
Purchased parts and completed sub-assemblies       $65,905       $42,869
Work-in-process                                     14,284         6,255

Finished goods                                       2,031         3,489
                                                   -------       -------
                                                   $82,220       $52,613
                                                   =======       =======

For the years ended December 31, 1999, 2000 and 2001, the Company recognized charges to reflect excess and obsolete inventories of $7,287, $5,640 and $4,710, respectively.

4. DEBT FINANCING

      Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                                  ------------
                                                                2000        2001
                                                                ----        ----
Note payable to bank group under revolving line of
credit, interest at the prime rate plus 0.5%
(10.0% and 5.25% at December 31, 2000 and 2001,
respectively), collateralized by substantially all
  assets, due March 2003                                       $28,559       $72
Senior Subordinated Convertible Notes, interest at
  8.875%, unsecured, due June 2006                              59,093        --
Subordinated note payable to entity controlled by a
  director, interest at 10.0%, unsecured, due March 2004         3,000        --
                                                               -------       ---

      Total                                                    $90,652       $72
                                                               =======       ===


      REVOLVING LINE OF CREDIT. On March 30, 2000, the Company entered into a new credit agreement with Bank of America, N.A. to refinance the Company's revolving line of credit with the Company's previous lender. The new credit facility provides for a $45,000 revolving line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories, and substantially all of the Company's assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lender. At December 31, 2001, the borrowing base calculation supported borrowings up to $26,557.

      On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Bank of America, N.A. was repaid and the Company is now a party to the credit facility with Citicorp USA that K*TEC entered into in January 2001. This amended credit facility provides for a revolving line of credit of up to $75.0 million, maturing in February 2005. Borrowings under the amended credit facility bear interest at the prime rate plus 2.00% for "Base Rate" borrowings and the LIBOR rate plus 3.25% for "LIBOR Rate" borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. The credit agreement requires compliance with certain financial and non-financial covenants. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of the Company's assets are pledged as collateral for outstanding borrowings.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      RECAPITALIZATION. On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-Blum Funding, L.L.C. ("Thayer-Blum Funding"), an entity formed by affiliates of Thayer Capital Partners ("Thayer") and Blum Capital Partners ("Blum"). The first stage of the recapitalization involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the "March Exchangeable Notes"), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the "July Exchangeable Notes") to Thayer-Blum Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the "Convertible Notes") and the Series B Convertible Preferred Stock (the "Series B Preferred Stock"), respectively. The recapitalization also involved a tender offer by Thayer-Blum Funding that was completed on August 23, 2000 for 5,625,000 shares of the Company's outstanding common stock at a price of $4.00 per share. Upon completion of the final stage of the recapitalization, Thayer-Blum Funding obtained the right to designate a majority of the members of the Company's board of directors and has the right to approve any significant financings, acquisitions and dispositions.

      The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 3,093,154 shares of the Company's common stock at an exercise price of $.01 per share. However, since shareholders approved the issuance of the Convertible Notes and the Series B Preferred Stock and the tender offer was consummated, the warrants never became exercisable and expired. Accordingly, no value was assigned to the warrants in the accompanying consolidated financial statements.

      Upon receipt of shareholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes. The Convertible Notes provide for interest at 8.875%, payable in kind, and were convertible into the Company's common stock at $2.58 per share, subject to adjustment. As described in Note 7, the July Exchangeable Notes were exchanged for Series B Preferred Stock. As described in
Note 2, in May 2001 the outstanding principal and accrued interest related to the Convertible Notes was converted into 23,763,349 shares of common stock, and the Series B Convertible Preferred Stock was converted into 8,462,994 shares of common stock, for total conversions into 32,226,343 shares of common stock.

5. INCOME TAXES

      Income tax benefit (expense) for the years ended December 31, 1999, 2000 and 2001, is comprised of the following:

                                     1999            2000          2001
                                     ----            ----          ----
Current:
  Federal                           $ 2,370        $     --       $(257)
  State                                 (16)             --         (50)
                                    -------        --------       -----
       Total current                  2,354              --        (307)
                                    -------        --------       -----
Deferred:
  Federal                            (4,039)             --          --
  State                                (495)             --          --
                                    -------        --------       -----
       Total deferred                (4,534)             --          --
                                    -------        --------       -----
           Income tax expense       $(2,180)       $     --       $(307)
                                    =======        ========       =====

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Actual income tax expense for the years ended December 31, 1999, 2000 and 2001 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

                                                           1999           2000           2001
                                                           ----           ----           ----
Income tax benefit (expense) at the statutory rate       $ 24,318        $ 8,505        $(5,304)
Benefit (expense) resulting from:
  State income taxes                                        2,146             --           (515)
  Amortization of non-deductible goodwill                    (135)           (91)          (100)
  Decrease (increase) in valuation allowance              (28,462)        (8,250)         5,734
  Other, net                                                  (47)          (164)          (122)
                                                         --------        -------        -------
    Income tax expense                                   $ (2,180)       $    --        $  (307)
                                                         ========        =======        =======

      At December 31, 1999, 2000 and 2001, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

                                                          1999            2000            2001
                                                          ----            ----            ----
DEFERRED TAX ASSETS:
  Federal net operating loss carryforwards              $ 11,775        $ 24,224        $ 20,787
  State net operating loss carryforwards                     900           5,823           6,995
  Inventories                                              6,943           7,741           6,968
  Intangible assets                                          696           3,612           3,300
  Allowance for doubtful accounts receivable               1,890             719             829
  Accrued compensation, benefits and severance               558           2,039           1,219
  Impairment of property, plant and equipment                844             830             350
  Provision for settlement of litigation                   2,368              --              --
  Deferred liability on sale of division                     925              --              --
  Other                                                    3,186           3,244           2,298
                                                        --------        --------        --------
    Total deferred tax assets                             30,085          48,232          42,746
  Less valuation allowance                               (28,462)        (45,888)        (40,154)
                                                        --------        --------        --------
    Net deferred tax assets                             $  1,623        $  2,344        $  2,592
                                                        ========        ========        ========

DEFERRED TAX LIABILITIES:
  Accelerated depreciation and other basis
    differences for property, plant and equipment       $ (1,001)       $ (2,020)       $  2,249

  Amortization of intangible assets                         (622)           (324)            343
                                                        --------        --------        --------

    Total deferred tax liabilities                      $ (1,623)       $ (2,344)       $  2,592
                                                        ========        ========        ========

      At December 31, 2001, the Company has a net operating loss carryforward for Federal income tax purposes of approximately $52,000. If not previously utilized, this carryforward will expire in 2019 through 2021. At December 31, 2001, substantially all of this net operating loss carryforward is subject to limitation of use, whereby approximately $3,600 becomes available each year through 2015, as a result of the changes in ownership that occurred in 2000.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. STOCK-BASED COMPENSATION

       WARRANTS. At December 31, 2001, the Company has warrants outstanding for 614,066 shares of common stock at an exercise price of $2.56 per share. If not previously exercised, these warrants expire in December 2003. At December 31, 2001, the Company also has warrants outstanding for 13,720 shares of common stock at an exercise price of $2.92 per share. If not previously exercised, these warrants expire in March 2002. The amounts shown for these warrants have been adjusted based on the anti-dilution provisions of the warrant agreements.

      All of the above warrants were granted to financial advisors in connection with the recapitalization discussed in Note 4. As required by Statement of Financial Accounting Standards No. 123, the Company estimated the fair value of these warrants using the Black-Scholes model. The assumptions for valuation of the warrants provided for volatility of 96%, a risk-free interest rate of 5.6%, and an expected life of 2.7 years, which resulted in a valuation of $536, of which $210 was charged to operations in 2000 and $326 was recorded as debt issuance costs.

      STOCK OPTIONS. The Company has three stock option plans. The Equity Incentive Plan was adopted in 1997 and provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and stock units. Substantially all employees are eligible under this plan, which provides that options may be granted for a maximum of 4,495,000 shares of common stock under this plan. These options generally vest 7 years after the grant date, but vesting may accelerate based on increases in the market price of the Company's common stock or upon a change of control of the Company. Effective December 31, 2000, the Company's Board of Directors agreed to accelerate vesting of all outstanding options under this plan, subject to continued employment and other terms of this plan. The acceleration of vesting resulted in a new measurement date but a compensation charge was not required since the options did not have any intrinsic value on the new measurement date. On December 31, 2000, the market price of the Company's common stock was $1.13 and the weighted average exercise price of the stock options was $5.42 per share. At December 31, 2001, approximately 3,109,000 shares were available for grant under the Equity Incentive Plan.

      The Non-employee Directors Plan was adopted in 1993 and provides for options to acquire shares of common stock to members of the Board of Directors who are not also employees. Options for a maximum of 300,000 shares may be granted under this plan, and the options generally vest over a 4-year period. At December 31, 2001, approximately 272,000 shares are available for grant under the Directors Plan.

      In August 2000, the Company's shareholders approved the 2000 Stock Option Plan, which provides that options for 5,000,000 shares of common stock may be granted under this plan. This plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At December 31, 2001, 1,847,000 shares were available for grant under the 2000 Stock Option Plan.

      At December 31, 2001, the Company also has nonqualified stock options outstanding for 273,369 shares. Effective December 31, 2000, the Company's Board of Directors agreed to accelerate vesting of these options, subject to continued employment and other terms of the options. The acceleration of vesting resulted in a new measurement date but a compensation charge was not required.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


            The following summarizes activity related to all stock options for the years ended December 31, 1999, 2000 and 2001:

                                                     WEIGHTED AVERAGE
                                        SHARES        EXERCISE PRICE
OUTSTANDING, DECEMBER 31, 1998         2,563,627           $7.01
  Granted                              1,222,263            4.13
  Exercised                                (500)            3.38
  Canceled                             (650,331)            7.59
                                       ---------
OUTSTANDING, DECEMBER 31, 1999         3,135,059            5.77
  Granted                              2,797,015            2.62
  Canceled                            (1,576,332)           5.76
                                      -----------
OUTSTANDING, DECEMBER 31, 2000         4,355,742            3.78
  Granted                                714,000            2.70
  Exercised                             (91,100)            2.59
  Canceled                             (403,084)            4.34
                                       ---------
OUTSTANDING, DECEMBER 31, 2001         4,575,558            3.59
                                       =========


      The following table summarizes information about stock options outstanding at December 31, 2001:

                STOCK OPTIONS OUTSTANDING
                -------------------------
        EXERCISE PRICES        REMAINING                    STOCK OPTIONS EXERCISABLE
        ---------------       CONTRACTUAL                   -------------------------
                    WEIGHTED     LIFE      NUMBER OF      WEIGHTED       AVERAGE NUMBER OF
     RANGE          AVERAGE     (YEARS)      SHARES    EXERCISE PRICE         SHARES
     -----          -------     -------      ------    --------------         ------
 $1.84 to $ 2.75    $ 2.63        7.6       3,148,000      $ 2.62             672,100
 $2.85 to $ 4.13    $ 3.42        6.4         492,204      $ 3.52             394,204
 $4.31 to $ 5.75    $ 5.04        5.7         432,000      $ 5.04             430,375
 $7.50 to $ 9.88    $ 8.08        4.0         467,354      $ 8.08             467,354
$11.50 to $14.31    $13.53        6.0          36,000      $13.53              35,750
                                            ---------                       ---------
 $1.84 to $14.31    $ 3.59        6.9       4,575,558      $ 4.79           1,999,783
                                            =========                       =========

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      The Company uses the intrinsic value method to account for stock-based compensation. During 2000, the Company granted options with an intrinsic value of $367 on the measurement date. This amount is reflected as deferred compensation cost in the accompanying statement of shareholders' equity and compensation expense is being charged to operations over the vesting period for the related stock options. If compensation cost had been determined for all options granted subsequent to 1994, using the fair value method using an option pricing model, the Company's unaudited pro forma net income (loss) and earnings per share would have been as follows:

                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                  1999        2000        2001
                                  ----        ----        ----
Net income (loss):
  As reported                   $(73,703)   $(25,013)   $ 15,294
  Pro forma                     $(75,345)   $(28,633)   $ 14,346

Earnings per share -- basic:

  As reported                    $ (4.74)    $ (1.72)    $  0.41
  Pro forma                      $ (4.85)    $ (1.95)    $  0.38

Earnings per share -- diluted:

  As reported                    $ (4.74)    $ (1.72)    $  0.36
  Pro forma                      $ (4.85)    $ (1.95)    $  0.34

      The weighted average fair value of options granted for the years ended December 31, 1999, 2000 and 2001 was $2.45, $1.38 and $1.69, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

                                 YEAR ENDED DECEMBER 31,
                                 -----------------------
                              1999        2000        2001
                              ----        ----        ----
Dividend yield                  --          --          --
Expected volatility           78.0%       98.5%       94.7%
Risk-free interest rate        5.4%        5.5%        4.8%
Expected lives (years)         3.5         5.3         5.3

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


7. SHAREHOLDERS' EQUITY

      SHAREHOLDER RIGHTS PLAN. In January 1999, the Board of Directors approved a Shareholder Rights Plan and declared a dividend distribution of one right to purchase one one-thousandth of a share of a new series of junior participating preferred stock for each outstanding share of common stock. The distribution was made on February 25, 1999, to shareholders of record on that date.

      The Rights trade with the Company's common stock as a unit unless the Rights become exercisable upon the occurrence of certain triggering events relating to the acquisition of 15% or more of the Company's common stock by any person or group (the "Acquirer"). In certain events after the Rights become exercisable they would entitle each holder, other than the Acquirer, to purchase for $35 a number of shares of common stock having a market value of twice the Right's exercise price, or a number of the acquiring company's common shares having a market value at the time of twice the Right's exercise price. A shareholder would have one such right for each share of stock held at the time the rights become exercisable. The Company may amend the Rights or redeem the Rights at $0.001 per Right at any time prior to the Rights becoming exercisable. The Rights will expire in February 2009.

      In connection with the business combination discussed in Note 2 and the recapitalization discussed in Note 4, the Company's Board of Directors agreed to amend the Shareholder Rights Plan to exclude the these transactions from being classified as triggering events and, accordingly, the Rights did not become exercisable.

      PREFERRED STOCK. In connection with the recapitalization discussed in Note 4, the Board of Directors authorized the issuance of a new series of preferred stock, designated Series B Convertible Preferred Stock (the "Series B Preferred Stock"). A total of 15,000 shares of Series B Preferred Stock are authorized for issuance. The Series B Preferred Stock accrues dividends, compounded quarterly, at 8.875% per annum on the liquidation preference, which is $1,000 per share plus accrued and unpaid dividends. Each share of Series B Preferred Stock may be converted into the Company's common stock at a conversion price of $1.80 per share, subject to adjustment. The Series B Preferred Stock is entitled to vote on all matters presented to holders of the Company's common stock on an "as converted" basis.

      Upon shareholder approval of the recapitalization on August 22, 2000, the July Exchangeable Notes held by Thayer-Blum Funding in the original principal amount of $14,000, plus accrued interest of $233 were exchanged for 14,233 shares of Series B Preferred Stock. Based on the $1.80 per share conversion price, the shares of Series B Preferred Stock were convertible into 7,907,407 shares of common stock on August 23, 2000. As of December 31, 2000, accrued and unpaid dividends on the Series B Preferred Stock amounted to $450. In connection with the business combination discussed in Note 2, all outstanding shares of Series B Preferred Stock plus accrued dividends were converted into 8,462,994 shares of common stock in May 2001.

      The market price of the Company's common stock was in excess of the conversion price for the July Exchangeable Notes on the commitment date. The commitment date was July 14, 2000, the date when the investor agreed to the terms, funded the investment, and completed its performance obligations. Accordingly, in the calculation of net loss per share applicable to common shareholders, the Company was required to include a deemed dividend of $2,022 related to the holders of the Series B Preferred Stock due to the existence of a "beneficial conversion feature" on the commitment date.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


8. RELATED PARTY TRANSACTIONS

      MANAGEMENT AND CROSS-SERVICES AGREEMENT. On March 27, 2001, K*TEC and the Company executed a management and cross-services agreement whereby K*TEC and the Company agreed to provide certain services to each other while they continued to negotiate the business combination discussed in Note 2. Specifically, the Company agreed to provide certain management and other services to K*TEC, including advice and assistance to K*TEC's board in the development and execution of an operating and business plan and other services customarily provided by chief executive and chief financial officers. In exchange, K*TEC agreed to provide certain marketing, sales support and information technology services to the Company and to pay a $20 monthly fee to the Company in consideration of the management services provided by the Company to K*TEC.

      COMMISSION AGREEMENT. An investment-banking firm, of which a former director of the Company is the Managing Director, received a fee of $500 as a representative of the Company for the sale of the Services division discussed in
Note 9.

      FINANCING ARRANGEMENTS. As discussed in Note 4, the Company has entered into debt agreements with entities that are affiliated with directors of the Company.

      LEASING ACTIVITIES. In December 1998, the Company entered into a sale-leaseback transaction with a director of the Company. Manufacturing facilities in Newberg, Oregon and Tucson, Arizona were sold for $10,500 and leased back to the Company. Due to the Company's continuing financial interest in the facilities, the transaction was accounted for as a financing transaction secured by the facilities with an imputed interest rate of 8.68%. The lease term is for 5 years through December 2003, with monthly payments of $90. No gain or loss from the sale was recorded. At the end of the initial lease term the Company had the option to buy the buildings back for $9,400. In May 1999, the lease was amended to eliminate the purchase option, which resulted in the re-characterization of the lease from a capital lease to an operating lease. Accordingly, the buildings and the related debt have been removed from the accompanying balance sheets. As discussed in Note 9, the Company subleased the Tucson facility to Honeywell in February 2000.

      CONSULTING AND EMPLOYMENT AGREEMENTS. The Company has entered into consulting agreements with individuals who are former officers and directors of the Company. The consulting agreements provide for aggregate monthly payments of approximately $40 through February 2002. The Company has also entered into an employment agreement with an officer and director that provides for monthly payments of $25 until expiration in December 2003. The employment agreement may be terminated prior to expiration but the Company would generally be required to pay severance benefits equal to one-year's salary. Additionally, the Company entered into arrangements with an entity that is owned by a former director whereby an aggregate of $238 and $191 was paid for services rendered in 1999 and 2000, respectively.

      MANAGEMENT FEES. During 2000 and 2001, the Company incurred management fees of $188 and $250, respectively, for services provided by affiliates of the Company's majority shareholder.

      PURCHASE OF EQUIPMENT. In December 2001, the Company purchased equipment from K*TEC with an estimated fair market value of $778.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


9. SALE OF ASSETS, FACILITY CLOSURES, RECAPITALIZATION AND RELOCATION ACTIVITIES

      Since the fourth quarter of 1998, the Company has taken actions to increase capacity utilization through the closure of two facilities and the sale of substantially all of the assets at two other divisions. The Company has also relocated its corporate headquarters to improve efficiency and control costs, and has completed a recapitalization transaction. The aggregate results of operations (excluding interest expense and income taxes) related to these activities for the years ended December 31, 1999, 2000 and 2001 are summarized as follows:

                                                1999             2000           2001
                                              ---------        --------        -------
Net sales                                     $ 102,967        $ 11,935        $    --

Cost of goods sold                             (109,203)         14,040         (1,329)
                                              ---------        --------        -------

  Gross profit (loss)                            (6,236)         (2,105)        (1,329)
Selling, general and administrative             (11,372)         (2,580)            --
Recapitalization and merger transaction
  costs                                              --          (5,336)        (1,570)
Severance, retention, closure and
  relocation costs                                 (300)         (4,579)            --
Impairment of long-lived assets                  (2,681)         (1,662)            --
Goodwill amortization                              (868)             --             --
Gain (loss) on sale of assets                   (20,712)          4,357            574
Other, net                                          212              --             --
                                              ---------        --------        -------

                                              $ (41,957)       $(11,905)       $(2,325)
                                              =========        ========        =======


      Management estimates that approximately $50,000 of the 1999 revenue and $10,000 of the 2000 revenue relates to customers that agreed to transition the manufacture of their products to other facilities owned by the Company. Presented below is a detailed description of the recapitalization transaction costs and each location that was impacted by significant asset sales, facility closures and relocation activities:

       RECAPITALIZATION AND MERGER COSTS. In connection with the recapitalization described in Note 4, the Company incurred costs of $5,336 that were charged to operations for the year ended December 31, 2000. These costs included due diligence costs for legal, accounting and management consulting services of $2,130; financial advisory fees of $1,645; costs related to a Special Meeting of Shareholders and other costs of $811; and a fee paid to Thayer-Blum Funding of $750.

       In connection with the business combination discussed in Note 2, the Company incurred $1,570 during 2001. These costs include fees related to a fairness opinion and professional fees related to the preparation of a proxy statement for the merger. Since this merger will be accounted for as a reorganization of entities under common control, these costs were charged to operations in the period in which they were incurred.

      HEADQUARTERS RELOCATION. In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. Accordingly, management assessed the estimated useful lives of the assets located in Denver and determined that it was not practical to use certain assets at the Phoenix location. The Company also reevaluated the carrying value of intellectual property related to a customer whose business was expected to terminate by the end of 2000. The aggregate carrying value of the Denver

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


assets and the intellectual property as of March 31, 2000 was $2,133. Accordingly, effective April 1, 2000, the estimated useful lives of these assets were shortened from approximately five years to nine months to coincide with the expected period that the assets would continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization (included in selling, general and administrative) expense of $1,931 ($.12 per share) for the year ended December 31, 2000, and the net book value of these assets was reduced to zero at the end of 2000.

      In connection with the Denver headquarters relocation and other changes in management in 2000, the Company incurred $4,579 for severance, retention, closure and relocation costs, consisting of $2,299 for severance and retention costs, $823 for the expected loss on subleasing the Denver facility, $608 for moving and relocation costs, $538 for recruiting fees, and $311 for other related costs.

      At December 31, 2000, all of these costs had been paid except for $1,181 of severance costs and the $823 provision related to the Denver sublease loss. Approximately $808 of the remaining severance costs relate to four individuals who were terminated in 2000 and were paid severance benefits in monthly installments through December 2001. With respect to the relocation of headquarters and changes in management, the Company terminated approximately 45 executive and administrative employees and paid $1,118 in termination benefits in 2000.

      At December 31, 2000 the Company recognized a liability of $823 related to the expected loss on the sublease of the former headquarters facility. This liability was accrued under Emerging Issues Task Force Issue No. 88-10. During the year ended December 31, 2001, cash payments of $360 were charged against this liability, resulting in a balance of $463. The remaining liability for loss on the sublease is expected to be paid through January 2005 when the Company's lease expires. This liability is included in other accrued liabilities in the accompanying consolidated balance sheets.

      During 2000, the Company recognized impairment expense related to software of $1,312, and computer equipment of $100 that the Company decided to abandon in the relocation of corporate headquarters.

       SALE OF TUCSON ASSETS. In December 1999, the Company commenced negotiations with Honeywell International, Inc. for the sale of inventory and equipment at the Company's facility located in Tucson, Arizona. On February 17, 2000, these assets were sold to Honeywell for a purchase price of $13,240. The Company was required to place $500 in an escrow account, resulting in net proceeds of $12,740. The $500 placed in escrow was paid to the Company in February 2001.

      In connection with the agreement, Honeywell agreed to sublease the Tucson facility for at least 18 months at $32 per month, which is equal to the Company's lease commitment. Honeywell has the option to extend the term of the sublease until December 2003 when the Company's primary lease term expires. The Tucson facility is currently leased from a director of the Company as discussed in Note 8.

      The Company recognized a $1,200 impairment charge in 1999 related to property and equipment at the Tucson facility.

      SOUTHEAST OPERATIONS. On September 30, 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. Exit costs of approximately $7,300 related to the

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


closure were recognized in the third quarter of 1999 and approximately $3,931 of related charges were recognized in the fourth quarter. These aggregate costs and charges of approximately $11,231 included $700 for severance costs related to approximately 200 employees whose employment period ended by April 2000, the unpaid portion of which amounted to $682 at December 31, 1999. Approximately $400 of severance costs were included in cost of goods sold and approximately $300 was reflected in severance, retention, closure and relocation costs in 1999. The Company also recognized charges of $3,464 for excess and obsolete inventories and $3,667 for other items that are included in cost of goods sold in 1999, a charge of $1,000 for impairment of property and equipment that was not redeployed to other divisions, and an increase in the allowance for doubtful accounts of $2,400 that is included in selling, general and administrative expenses in 1999.

      The Company incurred additional charges in 2000 of $1,485 for cost of goods sold, including $393 for retention and relocation costs. During 2000 the Company also incurred additional selling, general and administrative expenses of $649, and $250 for impairment of excess equipment that was held for sale. At December 31, 2000, the carrying value of the equipment held for sale was $50, and this equipment was sold in 2001. The closure was substantially complete in April 2000.

       SALE OF SERVICES DIVISION. On September 1, 1999, the Company sold substantially all of the assets of its Services Division for approximately $24,900, net of selling costs of $600 and the $2,500 Earn-out Contingency discussed below. The sale was part of the Company's efforts to improve liquidity and operating results. The Company recognized a loss of $20,565 primarily due to the write-off of $36,452 of unamortized goodwill that was directly associated with the original acquisition. In connection with the sale of this division, the Company also transferred cash of $469 and sold trade receivables of $3,276, inventories of $3,355, property, equipment and other assets of $4,365, and the buyer assumed liabilities of $2,452.

      In connection with this sale, the purchaser and the Company agreed to an Earn-out Contingency (the "EC"). Under the EC, if the earnings for the year ended August 31, 2000 related to the division sold were in excess of $4,455 ("Target Earnings"), the Company was entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings were less than Target Earnings, the Company would have been required to refund an amount equal to three times the difference. The maximum amount that either party could be required to pay under the EC was $2,500; accordingly, the Company recorded a liability for $2,500 of the consideration received in 1999 that was potentially refundable to the buyer, depending on the outcome of the EC.

      Prior to the sale, the Company also recognized $400 for impairment of abandoned software related to this division, and additional provisions of $893 for inventory and $705 for receivables not transferred to the purchaser.

      In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619, resulting in a payment due the Company of $1,857. Accordingly, the Company recognized a gain of $4,357 in 2000 under the EC. In the fourth quarter of 2000, the Company notified the purchaser of the Services Division that the Company disputed the calculation of the EC. In April 2001, the Company entered into a settlement agreement with respect to the EC and received a final payment of $574, which is included in the gain on sale of assets in 2001.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


       ROCKY MOUNTAIN OPERATIONS. In the fourth quarter of 1998, management initiated a plan to consolidate and close its Rocky Mountain Operations in Greeley, Colorado. Costs related to the closure of $2,391 were incurred during 1999 and the facility was sold in October 1999 for $3,802. Total severance and salaries of employees performing exit activities of $463 was charged to operations in 1998, of which $100 was paid in 1998 and $363 was paid in 1999. At December 31, 1999, all of the restructuring costs had been paid and no accrual was remaining related to these restructuring activities.

      IMPAIRMENT OF LONG-LIVED ASSETS. During 2001, the Company recognized impairment of materials management software that the Company no longer intends to use for $305, equipment that will not be used upon relocation of the Company's Northeast facility for $308, intellectual property of $326 due to a customer notification that the Company will no longer manufacture the related products, and $390 for other assets no longer used in the Company's business. The aggregate charge of $1,329 is included in cost of good sold since the assets were previously used in manufacturing operations.

      SUMMARY OF RESTRUCTURING ACTIVITIES. Some of the charges related to the closure of facilities discussed above are considered restructuring charges that were accounted for under Emerging Issues Task Force Issue No. 94-3, which sets forth rules about when liabilities for employee termination benefits and other costs should be recognized when commitments are made to exit certain business activities. Presented below is a summary of such costs that were accrued for the closures discussed above:

                                  ROCKY
                                 MOUNTAIN    SOUTHEAST       DENVER
                                OPERATIONS   OPERATIONS   HEADQUARTERS       TOTAL
                                ----------   ----------   ------------       -----
  Balance, December 31, 1998       $ 363        $  --        $    --        $   363
Severance costs accrued               --          700             --            700

Severance costs paid                (363)         (18)            --           (381)
                                   -----        -----        -------        -------
  Balance, December 31, 1999          --          682             --            682
Severance costs accrued               --           --          2,299          2,299
Severance costs paid                  --         (682)        (1,118)        (1,800)
                                   -----        -----        -------        -------
  Balance, December 31, 2000          --           --          1,181          1,181
Severance costs paid                  --           --         (1,181)        (1,181)
                                   -----        -----        -------        -------
  Balance, December 31, 2001       $  --        $  --        $    --        $    --
                                   =====        =====        =======        =======


10. BUSINESS AND CREDIT CONCENTRATIONS

      The Company operates in the electronic manufacturing services segment of the electronics industry. Substantially all of the Company's customers are located in the United States. For the years ended December 31, 1999, 2000 and 2001, approximately 65%, 74% and 84%, respectively, of the Company's sales were derived from companies engaged in the aerospace industry. The Company has a policy to regularly monitor the credit worthiness of its customers and provide for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages which have impacted the Company's profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      Sales to significant customers as a percentage of net sales for the years ended December 31, 1999, 2000 and 2001, were as follows:

                                    1999        2000        2001
                                    ----        ----        ----
AlliedSignal, Inc.                  46.1%         --          --
Honeywell International, Inc.       10.3%       72.7%       82.7%
                                    ----        ----        ----
                                    56.4%       72.7%       82.7%
                                    ====        ====        ====

      In December 1999, AlliedSignal and Honeywell completed their merger and the combined company was named Honeywell International, Inc. The pro forma disclosure above presents the customer concentration as if the merger had occurred on January 1, 1999.

      At December 31, 2000 and 2001, approximately 69% and 73%, respectively, of the Company's net trade receivables were due from Honeywell International, Inc. The Company does not require collateral to support trade receivables.

11. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2007. Lease expense under all operating leases amounted to $9,471, $10,169 and $8,342 for the years ended December 31, 1999, 2000 and 2001, respectively. At December 31, 2001, future minimum lease payments for operating leases, net of sublease rentals, are as follows:

YEAR ENDING DECEMBER 31:          TOTAL       SUBLEASES        NET
      2002                       $ 6,236       $   250       $ 5,986
      2003                         5,269           250         5,019
      2004                         3,853           250         3,603
      2005                         2,808            22         2,786
      2006                         2,769            --         2,769
After 2006                         3,670            --         3,670
                                 -------       -------       -------
                                 $24,605       $   772       $23,833
                                 =======       =======       =======

    EMPLOYEE BENEFIT PLAN. The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee's contributions, up to a maximum matching contribution of 3% of the employee's compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 1999, 2000 and 2001, total contributions by the Company to the Plan were approximately $588, $637 and $1,028, respectively.

    LEGAL PROCEEDINGS. In September and October 1998, the Company and certain of its former directors and officers were named as defendants in lawsuits brought by certain shareholders claiming to represent classes of shareholders that purchased shares of the Company's common stock between April and August 1998. These class action complaints purported to present claims under federal and state securities laws, seeking unspecified damages based on alleged misleading disclosures during the class period.

                      SUNTRON CORPORATION AND SUBSIDIARIES
                  (FORMERLY DOING BUSINESS AS EFTC CORPORATION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


      In April 2000, the Company agreed to settle this litigation for approximately $6,400 and the settlement was recorded as of December 31, 1999. Under the settlement agreement, the Company transferred $3,100 to the class settlement fund in April 2000 and agreed to issue a total of 1,300,000 shares of its common stock to members of the class and their counsel. The estimated fair value of the 1,300,000 shares of common stock was $3,290. During the third quarter of 2000, 390,000 of these shares were issued and the remaining 910,000 shares were issued in the fourth quarter of 2001. In addition to the $6,400 of consideration from the Company, the Company's insurer contributed an additional $2,900 to the settlement fund. A motion to approve the settlement was approved by the state court on August 31, 2000. On September 29, 2000, the parties filed a motion in federal court to dismiss all claims with prejudice.

12.  SUBSEQUENT EVENT

      On March 11, 2002, the Company purchased substantially all of the assets of Midwestern Electronics, Inc., a privately held Electronics Manufacturing Services (EMS) provider. Midwestern focuses on high mix manufacturing services and provides EMS services and products including printed circuit board assembly, subassemblies, box build and aftermarket repair services. During the first quarter of 2002, this acquisition will be accounted for under the purchase method prescribed in Statement of Financial Accounting Standards No. 141.

13.  INTERIM FINANCIAL INFORMATION (UNAUDITED)

     Presented below is selected unaudited quarterly financial information:

                                               YEAR ENDED DECEMBER 31, 2000                    YEAR ENDED DECEMBER 31, 2001
                                     ----------------------------------------------   ---------------------------------------------
                                        Q1           Q2          Q3           Q4         Q1           Q2          Q3          Q4
                                     --------     --------    --------    ---------   ---------    --------    --------    --------
Net sales                            $ 63,526     $ 75,944    $ 86,281    $ 101,693   $ 107,486    $ 97,839    $ 84,084    $ 58,616
Cost of sales                          62,197       76,220      80,514       92,554      97,576      86,666      74,922      51,515
                                     --------     --------    --------    ---------   ---------    --------    --------    --------

  Gross profit (loss)                   1,329         (276)      5,767        9,139       9,910      11,173       9,162       7,101
                                     --------     --------    --------    ---------   ---------    --------    --------    --------

SG&A                                    4,848        8,232       8,903        6,522       4,934       4,527       4,277       3,605
Recapitalization costs                  4,874            5         424           33          --         996         117         457
Impairment of long-lived assets            --        1,662          --           --          --          --          --          --
Goodwill amortization                      67           67          67           66          67          67          67          66
                                     --------     --------    --------    ---------   ---------    --------    --------    --------
  Operating income (loss)              (8,460)     (10,242)     (3,627)       2,518       4,909       5,583       4,701       2,973

Interest expense                       (1,608)      (2,780)     (2,877)      (2,291)     (1,906)     (1,270)       (135)       (120)
Gain (loss) on sale of assets              (2)          (8)      4,361           18           4         734          43         (14)
Other, net                                (30)           2          14           (1)          3           3          16          77
                                     --------     --------    --------    ---------   ---------    --------    --------    --------

  Income (loss) before taxes          (10,100)      13,028      (2,129)         244       3,010       5,050       4,625       2,916

Income tax benefit (expense)               --           --          --           --           --       (305)       (146)        144
                                     --------     --------    --------    ---------   ---------    --------    --------    --------

  Net income (loss)                  $(10,100)    $(13,028)   $ (2,129)   $     244   $   3,010    $  4,745    $  4,479    $  3,060
                                     ========     ========    ========    =========   =========    ========    ========    ========
Net income (loss) per share
applicable to common
shareholders-

     Basic                           $   (.65)    $   (.84)   $   (.27)   $      --   $     .16    $    .16    $    .09    $    .06
                                     ========     ========    ========    =========   =========    ========    ========    ========
     Diluted                         $   (.65)    $   (.84)   $   (.27)   $      --   $     .09    $    .12    $    .09    $    .06
                                     ========     ========    ========    =========   =========    ========    ========    ========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Suntron Corporation:

     Under date of February 28, 2002, except as to note 12 which is as of March 11, 2002, we reported on the consolidated balance sheets of Suntron Corporation (formerly doing business as EFTC Corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, which are included in this Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona
February 28, 2002

                      SUNTRON CORPORATION AND SUBSIDIARIES
                 (formerly doing business as EFTC Corporation)
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
             ACCOUNTS RECEIVABLE -- ALLOWANCE FOR DOUBTFUL ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                ADDITIONS
                                                ---------
                             BALANCE AT     CHARGED       CHARGED                    BALANCE AT
                             BEGINNING     TO COSTS &     TO OTHER                     END OF
YEAR ENDED DECEMBER 31,       OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS       YEAR
-----------------------       -------       --------      --------     ----------       ----
1999                          $ 1,322       $ 5,091        $  --      $ 2,724(1)     $ 3,689
2000                            3,689         1,033           --        3,051(1)       1,671
2001                            1,671         1,451           --        1,339(2)       1,783

-----------

(1)   Deductions relate to write-offs.

(2)   Deductions consist of write-offs of $675 and recoveries of $664.

EXHIBIT
NUMBER            EXHIBITS
------            --------

2.1 Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1      Certificate of Incorporation of the registrant. (1)

3.2      Bylaws of the registrant. (1)

4.1      Specimen Stock Certificate. (1)

10.1     Suntron Corporation 2002 Stock Option Plan. (1)

10.2     Registration Rights Agreement between the registrant and Thayer-Blum.
         (1)

10.3 Memorandum of Understanding dated as of December 6, 2000 by and between Honeywell International, Inc. and EFTC Corporation. (1)

10.4 Form of Management and Consulting Agreement by and between Thayer-Blum Funding, L.L.C. and the registrant. (1)

10.5 Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.6 Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation.
         (1)

10.7 Credit Agreement dated as of January 26, 2001 by and among K*TEC Electronics Corporation and certain of its subsidiaries and Citicorp. USA, Inc., and the lenders and issuers parties thereto. (1)

10.8 Amendment No. 1 and Waiver to K*TEC Electronics Holding Corporation Credit Agreement, Guaranty and Pledge and Security Agreement dated as of November 7, 2001 by and between K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (1)

10.9 Amendment No. 2 to K*TEC Electronics Holding Corporation Credit Agreement dated as of December 19, 2001 among K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent.

10.10 Amendment No. 3 to K*TEC Electronics Holding Corporation Credit Agreement dated as of March 8, 2002 among K*TEC Electronics Holding Corporation, EFTC Operating Corp., and Citicorp USA, Inc., as Administrative Agent and sole Lender.

10.11 Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.12    Employment Agreement dated as of March 9, 2000 by and between Raymond
         M. Gibbons and K*TEC Electronics Corporation. (1)

10.13 Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.14 Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.15 Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.16 Lease Agreement dated September 5, 2000 by and between Fremont Industrial Portfolio, Inc. and K*TEC Electronics Corporation. (1)

21       List of Subsidiaries of the registrant.

---------------------------------

(1) Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.