Form 10-Q
period 2002-03-31
SUNTRON CORP
filed 2002-05-15
CIK 1160513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-49651

SUNTRON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1038668 (IRS Employer Identification No.)

2501 West Grandview Road

Phoenix, Arizona 85023

(Address of principal executive offices)

(602) 789-6600

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes         No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01 (Class of Common Stock)	27,409,388 shares (Outstanding as of May 3, 2002)

SUNTRON CORPORATION

FORM 10-Q

INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Financial Statements

	Consolidated Balance Sheets-

	December 31, 2001 and March 31, 2002	3-4

	Consolidated Statements of Operations-

	Quarters Ended March 31, 2001 and 2002	5

	Consolidated Statements of Cash Flows-

	Quarters Ended March 31, 2001 and 2002	6-7

	Notes to Consolidated Financial Statements	8-15

Item 2.	Management’s Discussion and Analysis of Financial

	Condition and Results of Operations

	Statement Regarding Forward-Looking Statements	16

	Organization and Basis of Financial Presentation	16-17

	Information About Our Business	17-18

	Critical Accounting Policies and Estimates	18-20

	Overview of Statement of Operations	20

	Results of Operations	21-23

	Liquidity and Capital Resources	23-26

	Impact of Recently Issued Accounting Standards	26

	Factors That May Affect Future Results	26-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 2.	Changes in Securities	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURES		38

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS	December 31,	March 31,
	2001	2002

Current Assets:

Cash and equivalents	$14,172	$148

Trade receivables, net of allowance for doubtful accounts of $5,636 and $7,323, respectively	31,029	39,897

Inventories, net	106,768	96,063

Prepaid expenses and other	2,037	3,218

Total Current Assets	154,006	139,326

Property, Plant and Equipment, at cost:

Land	4,798	4,798

Buildings and improvements	27,094	27,230

Manufacturing machinery and equipment	54,163	53,756

Furniture, computer equipment and software	32,928	33,337

Total	118,983	119,121

Less accumulated depreciation and amortization	(37,559)	(41,890)

Net Property, Plant and Equipment	81,424	77,231

Intangible and Other Assets:

Goodwill	82,604	6,775

Identifiable intangible assets, net of accumulated amortization of $2,913 and $3,421, respectively	2,383	2,194

Debt issuance costs, net	1,806	1,441

Deposits and other	416	392

Total Intangible and Other Assets	87,209	10,802

	$322,639	$227,359

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands, Except Per Share Amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,	March 31,
	2001	2002

Current Liabilities:

Accounts payable	$28,065	$32,839

Accrued compensation and benefits	8,197	6,687

Accrued interest expense	1,721	824

Payable to affiliates	1,730	1,165

Accrued exit costs related to facility closures	1,900	1,512

Accrued property taxes	1,347	808

Outstanding checks in excess of cash balances	900	6,348

Contract labor accrual	326	557

Other accrued liabilities	4,290	4,808

Total Current Liabilities	48,476	55,548

Long-term Liabilities:

Long-term debt, net of current maturities:

Banks	31,628	15,552

Former parent of K*TEC	12,202	5,342

Other	201	213

Total Liabilities	92,507	76,655

Stockholders’ Equity:

Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued	—	—

Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 27,409,388 shares	274	274

Additional paid-in capital	380,000	380,000

Deferred stock compensation cost	(205)	(198)

Accumulated deficit	(149,937)	(229,372)

Total Stockholders’ Equity	230,132	150,704

	$322,639	$227,359

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended

	April 1,	March 31,
	2001	2002

Net Sales	$197,915	$92,608

Cost of Goods Sold	189,677	94,008

Gross profit (loss)	8,238	(1,400)

Operating Costs and Expenses:

Selling, general and administrative expenses	8,818	8,404

Related party expenses:

Acquisition and financing expenses	1,750	—

Management fees	312	271

Reorganization transaction costs	50	265

Goodwill amortization	727	—

Total operating costs and expenses	11,657	8,940

Operating loss	(3,419)	(10,340)

Other Income (Expense):

Interest expense	(3,334)	(1,234)

Reduction of interest expense due to settlement of dispute	—	1,029

Gain (loss) on sale of assets	4	(149)

Other, net	62	38

Loss before income taxes and cumulative effect of change in accounting	(6,687)	(10,656)

Income Tax Benefit	287	236

Loss before cumulative effect of change in accounting	(6,400)	(10,420)

Cumulative Effect of Change in Accounting for Goodwill	—	(69,015)

Net loss	$(6,400)	$(79,435)

Basic and Diluted Net Loss Applicable to Common Stockholders:

Loss before cumulative effect of change in accounting	$(6,745)	$(10,420)

Cumulative effect of change in accounting for goodwill	—	(69,015)

Net loss applicable to common stockholders	$(6,745)	$(79,435)

Basic and Diluted Net Loss Per Share Applicable to Common Stockholders:

Loss before cumulative effect of change in accounting	$(0.35)	$(0.38)

Cumulative effect of change in accounting for goodwill	—	(2.52)

Net loss per share applicable to common stockholders	$(0.35)	$(2.90)

Number of Shares Used for Computation- Basic and Diluted	19,337,000	27,414,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Quarter Ended

	April 1,	March 31,
	2001	2002

Cash Flows from Operating Activities:

Net loss	$(6,400)	$(79,435)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:

Cumulative effect of change in accounting for goodwill	—	69,015

Depreciation and amortization	5,909	5,549

Amortization of debt issuance costs	296	498

Impairment of property, plant and equipment	618	—

Accrued interest on convertible notes	1,311	—

Provision for excess and obsolete inventories	2,402	963

Provision for doubtful accounts receivable	609	745

Loss (gain) on sale of assets	(4)	149

Reduction of interest expense due to settlement	—	(1,029)

Stock-based compensation and services expense	18	7

Changes in operating assets and liabilities, net of effects of purchase of business:

Decrease (increase) in:

Trade receivables	21,532	6,464

Inventories	5,605	13,409

Prepaid expenses and other	1,101	(919)

Increase (decrease) in:

Accounts payable	(35,246)	3,405

Accrued compensation and benefits	(1,520)	(2,412)

Other accrued liabilities	(538)	(839)

Net cash provided (used) by operating activities	(4,307)	2,642

Cash Flows from Investing Activities:

Proceeds from sale of assets	504	96

Cash payments for acquisition of business	—	(5,523)

Capital expenditures	(8,009)	(478)

Net cash used by investing activities	(7,505)	(5,905)

Cash Flows from Financing Activities:

Proceeds from long-term debt	212,344	67,102

Principal payments on long-term debt	(243,822)	(83,178)

Payments for debt issuance costs	(3,916)	(133)

Increase in outstanding checks in excess of cash balances	13,060	5,448

Proceeds from exercise of stock options	138	—

Net cash used by financing activities	(22,196)	(10,761)

Net decrease in cash and equivalents	(34,008)	(14,024)

Cash and Equivalents:

Beginning of period	34,163	14,172

End of period	$155	$148

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in Thousands)

	For the Quarter Ended

	April 1,	March 31,
	2001	2002

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$3,612	$602

Cash paid (received) for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:

Reduction of note payable to Former Parent due to settlement of dispute	$—	$6,860

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation

         Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001 under the name Express EMS Corporation. On October 31, 2001, the Company changed its name from Express EMS Corporation to Suntek Corporation. On January 25, 2002, the Company changed its name from Suntek Corporation to Suntron Corporation.

         As discussed in Note 2, at December 31, 2001, Suntron was a wholly owned subsidiary of EFTC Corporation (“EFTC”). On February 28, 2002, the mergers described in Note 2 were completed whereby Suntron became the parent company of EFTC. EFTC subsequently was merged into a successor Delaware Corporation. The mergers described in Note 2 have been accounted for as a reorganization of entities under common control. Accordingly, the accompanying consolidated financial statements present the accounts of EFTC Corporation and its wholly owned subsidiaries since the date of formation or acquisition. The accounts of K*TEC Operating Company, L.L.C. (“K*TEC”) are presented from the date that common control of EFTC and K*TEC was established, which was on October 10, 2000. All share and per share information in these consolidated financial statements has been adjusted to give retroactive effect for the exchange ratio of one share of Suntron for four shares of EFTC, and to give retroactive effect for the issuance of 15,119,356 shares of Suntron common stock to the sole holder of membership interests of K*TEC, as if the merger with K*TEC occurred on October 10, 2000. All intercompany balances and transactions have been eliminated in the preparation of these consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as the consolidated financial statements and notes thereto of K*TEC that are included in a Current Report on Form 8-K/A filed on May 14, 2002.

2. Reorganization of Entities Under Common Control

         On May 3, 2001, EFTC; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“KEHC”); K*TEC Operating Company, L.L.C., formerly known as Thayer-Blum Funding II, L.L.C. (“K*TEC”); and Suntron Corporation (“Suntron”), entered into an Amended and Restated Merger Agreement (the “Merger Agreement”), providing for, among

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

other things, the merger of two wholly owned subsidiaries of Suntron with and into EFTC and K*TEC, respectively.

         KEHC was a privately held electronic manufacturing services company based in Sugar Land, Texas. KEHC was 100% owned by K*TEC, an affiliate of Thayer-Blum Funding L.L.C. (“TBF”), EFTC’s principal stockholder. On May 3, 2001, TBF owned approximately 77% of the outstanding common stock of EFTC. A special committee comprised of EFTC’s independent directors negotiated the terms of the Merger Agreement on behalf of the minority stockholders of EFTC. On February 28, 2002, EFTC’s stockholders voted in favor of the business combination and the transaction was completed on that date.

         In connection with the signing of the Merger Agreement, EFTC entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, K*TEC and Suntron that required TBF to convert Senior Subordinated Convertible Notes of EFTC, and Series B Preferred Stock of EFTC, into EFTC common stock on or before May 31, 2001. These conversions resulted in the issuance of an aggregate of 8,056,586 additional shares of Suntron common stock to TBF. Pursuant to the Stockholder Agreement, TBF agreed to vote all its shares of EFTC’s common stock in favor of the business combination.

         Under the terms of the Amended and Restated Merger Agreement, Suntron formed two new wholly owned subsidiaries, which merged with and into EFTC and K*TEC, respectively. EFTC subsequently was merged into a successor Delaware corporation. Accordingly, as a result of the business combination, EFTC’s successor and K*TEC became wholly owned subsidiaries of Suntron. Suntron’s common stock is traded on the Nasdaq National Market under the trading symbol “SUNT”. Based upon the Amended and Restated Merger Agreement’s exchange ratios, the owner of K*TEC received approximately 55% of Suntron’s outstanding capital stock, while EFTC’s former stockholders received approximately 45% of Suntron’s outstanding capital stock. TBF and its affiliates currently own approximately 90% of the outstanding capital stock of Suntron.

         The business combination of EFTC and K*TEC has been accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements have been restated to give effect to the business combination as if it occurred on October 10, 2000, which is the date that common control was established. Under this accounting method all transactions costs were charged to operations in the period incurred.

3. Business Combinations

         On October 10, 2000, K*TEC acquired all of the outstanding common stock of KEHC from Kent Electronics Corporation (the “Former Parent”) in a business combination accounted for as a purchase. The effective date of the acquisition was October 7, 2000. No events occurred between October 7, 2000 and October 10, 2000 that materially affected KEHC’s financial position or results of operations. The purchase price amounted to $238,009, consisting of a cash payment to the seller of $175,000, notes payable to the seller of $62,202 and acquisition costs of $807.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The purchase price allocation was based on the estimated fair value of the assets acquired and liabilities assumed, as follows:

Trade receivables, net	$66,922

Inventories	102,457

Prepaid expenses and other	1,072

Property, plant and equipment	67,336

Goodwill	79,089

Other intangible assets	1,050

Liabilities assumed and other	(79,917)

$238,009

         In applying purchase accounting, the historical cost basis of property, plant and equipment was increased by $1,980, and inventories were reduced by $21,219 to arrive at the fair value amounts shown above. The Company accrued $2,995 of remaining noncancelable lease costs associated with facilities in Milpitas, California and Austin, Texas, as part of exit plans to relocate those operations. Approximately $615 of these lease costs were paid in 2000, $1,268 was paid in 2001, and the remaining $1,112 is expected to be paid in 2002.

         A portion of the purchase price was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12,202 principal balance of a note payable to the Former Parent was reduced by $6,860, resulting in an adjusted principal balance of $5,342. In accounting for this settlement, the Company reduced the carrying amount of goodwill by $6,860 and recognized a credit to operations of $1,029 for accrued interest that was previously expensed and that is no longer payable due to the settlement.

         On March 11, 2002, the Company purchased substantially all of the assets of Midwestern Electronics, Inc., a privately held Electronics Manufacturing Services (EMS) provider. Midwestern focuses on high mix manufacturing services and provides EMS services and products, including printed circuit board assembly, subassemblies, box build and aftermarket repair services. This acquisition was accounted for under the purchase method prescribed in Statement of Financial Accounting Standards No. 141. The purchase price was approximately $5,500, and the purchase price allocation resulted in goodwill of $46.

4. New Accounting Standards

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, except for business combinations between entities under common control. The provisions of Statement 142 were required to be adopted by the Company beginning in the first quarter of 2002. Statement 142 addresses how intangible assets that are

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         During the first quarter of 2002, the Company adopted the provisions of Statement 142, which resulted in the elimination of the requirement under previous accounting rules to amortize goodwill. Instead of amortizing goodwill, Statement 142 requires a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach.

         In connection with the adoption of Statement 142, the Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that no impairment exists with respect to goodwill with a carrying value of $6,729 on January 1, 2002 related to the Company’s Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was determined to be impaired for the entire carrying value which resulted in an impairment loss that was computed as follows:

Net carrying value of K*TEC goodwill, December 31, 2001	$75,875

Less effect of settlement of dispute discussed in Note 2	(6,860)

Impairment loss	$69,015

         This impairment loss was recorded as the cumulative effect of a change in accounting principle. The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the three months ended April 1, 2001 and March 31, 2002:

	Quarter Ended:

	April 1,	March 31,
	2001	2002

Reported net loss	$(6,400)	$(79,435)

Add back goodwill amortization	727	—

Adjusted net loss	$(5,673)	$(79,435)

Basic and Diluted Loss Per Share:

Reported net loss applicable to common stockholders	$(0.35)	$(2.90)

Add back goodwill amortization	0.04	—

Adjusted net loss	$(0.31)	$(2.90)

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

         In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on the Company’s consolidated financial statements.

         In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations would no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The initial application of Statement 144 did not have a significant impact on the Company’s consolidated financial statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

5. Inventories

         Inventories at December 31, 2001 and March 31, 2002 are summarized as follows:

	2001	2002

Purchased parts and completed sub-assemblies	$77,225	$69,247

Work-in-process	8,115	9,573

Finished goods	21,428	17,243

	$106,768	$96,063

         For the quarters ended April 1, 2001 and March 31, 2002, the Company recorded charges for excess and obsolete inventories of $2,402 and $963, respectively. The determination of write-downs related to excess and obsolete inventories requires management’s estimates about the outcome of uncertainties, including customers’ level of financial responsibility when an order is cancelled, the ability to liquidate inventories in volatile electronic component markets, and the timing and amount of future orders from the Company ‘s customers.

6. Debt Financing

         At December 31, 2001 and March 31, 2002, long-term debt consisted of the following:

	2001	2002

Note payable to Citibank, N.A. under revolving line of credit, interest at variable rates (weighted average rate of 5.9% at December 31, 2001 and 5.2% at March 31, 2002), collateralized by substantially all assets, due February 2005	$31,556	$15,552

Note payable to bank group under revolving line of credit, interest at the prime rate plus 0.5% (5.25% at December 31, 2001), repaid in March 2002	72	—

Note payable to Former Parent, interest at variable rate (14.0% at December 31, 2001 and March 31, 2002), unsecured, repaid in May 2002	12,202	5,342

Total long-term debt	$43,830	$20,894

         The credit facility with Citibank provides for a $75,000 revolving line of credit. The interest rate is the prime rate plus 2.00% (6.75% at December 31, 2001 and March 31, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 5.6% at December 31, 2001 and 5.1% at March 31, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the base rate or LIBOR rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

         As of March 31, 2002, the borrowing base calculation permitted borrowings of approximately $66,597 and the outstanding principal balance on that date was $15,552, resulting in $51,045 of availability.

         Under the Company’s credit agreement and banking arrangements, the Company is not required to fund amounts for outstanding checks until the day that the checks are presented to the Company’s bank for payment. Accordingly, the Company is not required to maintain cash balances in anticipation of funding requirements for outstanding checks, which results in a current liability for outstanding checks in excess of cash balances. Changes in the amount of outstanding checks in excess of cash balances are reflected as a financing activity in the accompanying statements of cash flows.

7. Loss Per Share

         Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended April 1, 2001 and March 31, 2002, as all potential common shares were antidilutive. For the quarter ended April 1, 2001, accrued dividends of $345 related to EFTC’s Series B Convertible Preferred Stock were deducted in the calculation of loss applicable to common stockholders. As discussed in Note 2, the outstanding shares of EFTC’s Series B Preferred Stock were converted to common stock on May 31, 2001.

8. Stockholders’ Equity

         Presented below is a reconciliation of the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K to the restated amounts included herein due to the accounting for the business combination with K*TEC as a reorganization of entities under common control:

	Common Stock		Additional	Deferred
			Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2001	49,160,932	$492	$169,782	$(205)	$(80,588)	$89,481

Give effect to exchange ratio of four shares of EFTC for one share of Suntron	(36,870,699)	(369)	369	—	—	—

Retirement of fractional shares	(201)	—	—	—	—	—

Sub-total	12,290,032	123	170,151	(205)	(80,588)	89,481

Give retroactive effect to merger with K*TEC Operating Company, L.L.C	15,119,356	151	209,849	—	(69,349)	140,651

Balances, December 31, 2001, as restated	27,409,388	274	380,000	(205)	(149,937)	230,132

Amortization of deferred stock compensation cost	—	—	—	7	—	7

Net loss	—	—	—	—	(79,435)	(79,435)

Balances, March 31, 2002	27,409,388	$274	$380,000	$(198)	$(229,372)	$150,704

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2001.

Statement Regarding Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenues, profitability, and synergies of the recent business combination of EFTC Corporation and K*TEC Operating Company L.L.C., trends affecting our growth, and the business and economic risks described herein under “Factors That May Affect Future Results”.

Organization and Basis of Financial Presentation

         Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services for the aerospace and defense, semiconductor, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing printed circuit board assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

         Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation.

         The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC Operating Company, L.L.C. received 15,119,356 share of Suntron common stock, and the former stockholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, resulting in the issuance of an additional 12,290,032 shares of Suntron common stock.

         Beginning in the first quarter of 2002, the combination is being accounted for as a reorganization of entities under common control. Accordingly, our consolidated financial statements included herein have been retroactively restated to include the combined results of EFTC since its inception and K*TEC Operating Company, L.L.C. since October 10, 2000 (the date that common control was established). However, because the combination was not completed until the first quarter of 2002, the retroactively combined annual financial statements for the years ended December 31, 2000 and 2001, have not been published yet. Additionally, the retroactively combined interim financial statements have not been published for the last three quarters of the fiscal year ended December 31, 2001. The separate consolidated financial statements of K*TEC for the period from September 14, 2000 (inception) through December 31, 2000 and for the fiscal year ended December 31, 2001, as well as pro forma combined consolidated financial information, are included in a current report on Form 8-K/A that was filed with the SEC on May 14, 2002.

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

         The electronics manufacturing services industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply, which can result in a decision to purchase some materials before formal notice of demand is received from our customer. In addition, our inventories consist of over 100,000 different parts and many of these parts have limited alternative uses or markets, beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than 25% of the original cost of the materials, and in some cases we determine that there is no market for the excess materials.

         The most common reasons we incur losses related to inventories are if we purchase more materials than are necessary to meet a customer’s requirements or if we fail to act promptly to minimize losses once the customer communicates a cancellation. Occasionally it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. Accordingly, on a quarterly basis management evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         Impairment of Long-Lived Assets. When we undergo changes in our business, including the closure or relocation of facilities, we often have equipment and other assets that are no longer needed in our business. When this occurs, we estimate how much we believe we are likely to receive upon disposal of the assets, and we record an impairment charge if this amount is less than the net carrying value. If actual market conditions for these assets are less favorable than those projected by management, additional impairment charges may be required.

         Effective January 1, 2002, we were required to adopt a new accounting standard that changed the method for evaluating impairment of goodwill. In order to comply with this standard we engaged an independent business valuation firm to determine the fair value of each reporting unit that had goodwill associated with it. The valuation of reporting units is a highly subjective process that can be influenced by a wide range of factors including historical and forecasted results for the reporting unit, interest rates, and political, regulatory, and economic conditions. Because of the volatility of these factors, a significant reduction in the value of a reporting unit may occur in a relatively short period of time, which could result in a material charge for impairment. Effective January 1, 2002, we implemented this new accounting standard and were required to recognize an impairment charge of $69.0 million related to the K*TEC reporting unit. We will be required to evaluate potential impairment of goodwill related to other reporting units at least annually and, depending on changes in the fair value of those reporting units at future testing dates, we may need to recognize additional impairment losses that could have a material adverse impact on our results of operations.

         Income taxes. In 1998 through 2001, we recognized net losses in our financial statements of approximately $150 million. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $96.0 million as of December 31, 2001. Approximately $52 million of this NOL carryforward is subject to limitation of use as a result of changes in ownership that occurred in 2000, whereby approximately $3.6 million becomes available each year through 2015. The remaining $44 million NOL can be utilized to offset future taxable income that may be generated in our continuing business activities. Additionally, even though the goodwill related to the K*TEC acquisition was written off as a cumulative effect adjustment in the first quarter of 2002, this amount will not be deductible for income tax purposes in 2002. The tax basis of goodwill will continue to be amortized over 15 years for income tax purposes, which will generate additional tax deductions through 2015.

         Generally accepted accounting principles require that we record a valuation allowance against deferred tax assets if it is “more likely than not” that we will not be able to utilize it to offset future taxes. Due to our history of unprofitable operations, we have not recognized a benefit for any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state taxes) for current income.

         It is possible, however, that we could be profitable in the future at levels that cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would immediately record the estimated net realizable value of the deferred tax asset at that time and would begin providing for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary significantly from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized in full.

         For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

         Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and marketing costs; insurance expenses; depreciation expense related to assets not used in manufacturing activities; and professional fees for auditing and legal assistance and general corporate expenses. Related party expenses include management fees and advisory fees paid to affiliates of our majority stockholder.

         Reorganization transaction costs relate primarily to costs incurred in connection with the business combination between EFTC and K*TEC, which is described in Note 2 of our consolidated financial statements included in this report. The costs included fees primarily related to professional fees and printing costs for the combination and related Securities and Exchange Commission filings. The business combination is being accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations in the period when the costs were incurred.

         Goodwill amortization expenses include the amortization of goodwill relating to the 1997 acquisition of Current Electronics, Inc. and the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest expense relates to our senior credit facilities and other long-term debt obligations. Interest expense also includes the amortization of debt issuance costs.

Results of Operations

         Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell, Applied Materials, and Emulex). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended April 1, 2001 and March 31, 2002.

	2001	2002

Net sales	100.0%	100.0%

Cost of goods sold	95.8%	101.5%

Gross profit (loss)	4.2%	(1.5)%

Operating costs and expenses:

Selling, general, and administrative	4.5%	9.1%

Related party management and advisory expenses	1.0%	0.3%

Reorganization transaction costs	–	0.3%

Goodwill amortization	0.4%	–

Operating income (loss)	(1.7)%	(11.2)%

Quarter Ended April 1, 2001 Compared to Quarter Ended March 31, 2002

         Net Sales. Net sales decreased $105.3 million, or 53.2%, from $197.9 million for the first quarter of 2001 to $92.6 million for the first quarter of 2002. This decrease in first quarter 2002 net sales was primarily attributable to significant decreases in net sales to Honeywell, Applied Materials and Emulex of $39 million, $29 million and $17 million, respectively. The decrease in net sales in 2002 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace and defense, semiconductor capital equipment, and networking equipment. These decreases were partially offset by $1.4 million of sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc.

         For the first quarter of 2001, Honeywell, Applied Materials and Emulex accounted for 43%, 20% and 13%, respectively, of our net sales. For the first quarter of 2002, Honeywell, Applied Materials and Emulex accounted for 50%, 14% and 9%, respectively, of our net sales.

         Gross Profit (Loss). Our gross profit decreased $9.6 million from $8.2 million in the first quarter of 2001 to a loss of $1.4 million in the first quarter of 2002. Similarly, gross profit as a percentage of net sales deteriorated from 4.2% of net sales in the first quarter of 2001 to a loss of 1.5% of net sales in the first quarter of 2002. The reduction in gross profit in the first quarter of 2002 is primarily attributable to fixed costs associated with under-utilized manufacturing facilities and equipment at nearly every location.

         In the first quarter of 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast and the abandonment of manufacturing-

related software that is no longer expected to be used. Accordingly, we recognized impairment expense of $0.6 million that is included in cost of goods sold in 2001.

         Inventory write-downs decreased $1.4 million from $2.4 million, or 1.2% of net sales, in the first quarter of 2001 to $1.0 million, or 1.0% of net sales, in the first quarter of 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2001, we recognized charges of $2.2 million for excess inventories related to a variety of customers and approximately $0.2 million due to customer disengagements for which we do not expect to realize the value through production or other means of liquidation. In 2002, we recognized charges of $1.0 million for excess inventories related to a variety of customers for which we do not expect to realize the value through production or other means of liquidation.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.4 million, or 4.7%, from $8.8 million in the first quarter of 2001 to $8.4 million in the first quarter of 2002. The decrease in SG & A during the first quarter of 2002 was primarily attributable to a reduction in sales commissions, shipping costs, and insurance costs, which decreased due to the significant reduction in sales in the first quarter of 2002 compared to the first quarter of 2001.

         Related Party Expenses. Related party expenses decreased $1.8 million, or 86.9%, from $2.1 million in the first quarter of 2001 to $0.3 million in the first quarter of 2002. During the first quarter of 2001, affiliates of the Company’s majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank. During the first quarter of 2001 and 2002, affiliates of the majority stockholder charged management fees of $0.3 million. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

         Reorganization Transaction Costs. In the first quarter of 2002, we incurred costs, primarily for printing costs and professional fees, of $0.3 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination is being accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

         Goodwill amortization. During the first quarter of 2001, goodwill amortization includes $0.1 million related to the 1997 acquisition of Current Electronics, Inc., and $0.6 million related to the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest Expense. Interest expense decreased $2.1 million, or 63.0%, from $3.3 million in the first quarter of 2001 to $1.2 million in the first quarter of 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $131.9 million during the first quarter of 2001 to $35.8 million during the first quarter of 2002. Our weighted average interest rate also decreased from 8.9% in the first quarter of 2001 to 8.2% in the first quarter of 2002. The most significant event leading to lower borrowings and interest rates in the first quarter of 2002 was the May 2001 conversion to common stock of over $59 million of Convertible Notes held by Thayer-Blum Funding. These notes accrued interest at

8.875% and were converted to 8,056,586 shares of Suntron common stock as a condition of the K*TEC merger agreement that was entered into in May 2001.

         Lower interest rates on the Company’s revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately three percentage points in the first quarter of 2002 compared to the first quarter of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in 2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank.

         A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. In accounting for this settlement, the Company reduced the carrying amount of goodwill by $6.9 million and recognized a credit to operations of $1.0 million for accrued interest that was previously expensed and that is no longer payable due to this settlement.

         Cumulative Effect of Change in Accounting for Goodwill. During the first quarter of 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, which resulted in the requirement to perform a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach.

         The Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that goodwill related to the K*TEC reporting unit was determined to be impaired for the entire carrying value, which resulted in an impairment loss of $69.0 million. This impairment loss was recorded as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

         Cash Flows from Operating Activities. Net cash used by operating activities in the first quarter of 2001 was $4.3 million, compared with net cash provided by operating activities of $2.6 million in the first quarter of 2002. The difference between our net loss in the first quarter of 2002 of $79.4 million and $2.6 million operating cash flow was primarily attributable to the $69.0 million cumulative effect adjustment related to the change in accounting for goodwill, a reduction in inventories of $13.4 million, $5.5 million of depreciation and amortization expense, an increase in accounts payable of $3.4 million, partially offset by an increase of $6.5 million in trade receivables and a reduction of $2.4 million in accrued compensation and benefits.

         Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 39 days for the first quarter of 2002, compared to 42 days for the comparable period of 2001.

         Inventories decreased 10.0% to $96.1 million at March 31, 2002, compared to $106.8 million at December 31, 2001. For the first quarter of 2002, inventory turns (i.e., annualized cost of goods sold divided by period end inventory) amounted to 3.9 times per year, which is the same as for the first quarter of 2001.

         Cash Flows from Investing Activities. Net cash used by investing activities in the first quarter of 2001 was $7.5 million compared with net cash used by investing activities of $5.9 million in 2002. Investing cash flows in 2001 reflect $8.0 million in capital expenditures (primarily for new manufacturing equipment), partially offset by the release of $0.5 million of proceeds from the February 2000 sale of Tucson assets that were required to be released from escrow one year after closing. Investing cash flows in the first quarter of 2002 reflect the payment of approximately $5.5 million in March 2002 for the acquisition the assets of Midwestern Electronics, Inc., and $0.5 million for other capital expenditures.

         Cash Flows from Financing Activities. Net cash used by financing activities in the first quarter of 2001 was $22.2 million, compared with net cash used by financing activities of $10.8 million in the first quarter of 2002. Financing cash flows in the first quarter of 2001 reflect the repayment of $50.0 million of debt incurred in connection with the October 2000 acquisition of K*TEC Electronics Holding Corporation, partially financed with net borrowings under revolving lines of credit of $18.5 million. During the first quarter of 2001, the Company also paid debt issuance costs of $3.9 million related to the new credit facility with Citibank. During the first quarter of 2001, an increase in outstanding checks in excess of cash balances of $13.1 million contributed positively to cash flows from financing activities.

         During the first quarter of 2002, financing cash flows reflect the repayment of debt under revolving credit facilities of $16.1 million. The Company utilized temporary cash investments of approximately $14.0 million at the end of 2001 to repay outstanding debt during the first quarter of 2002. During the first quarter of 2002, an increase in outstanding checks in excess of cash balances of $5.4 million contributed positively to cash flows from financing activities.

         Contractual Obligations. The following table summarizes our contractual obligations as of March 31, 2002 (Dollars in Thousands):

		Year Ended December 31:
	Nine Months
	Ended December 31,			After
	2002	2003 & 2004	2005 & 2006	2006	Total

Long-term Debt-

Citibank	$–	$–	$15,552	$–	$15,552

Former Parent of K*TEC	5,342	–	–	–	5,342

Non-cancelable operating leases:

Former EFTC facilities	4,677	9,122	5,577	3,670	23,046

Former K*TEC facilities	2,571	5,499	4,796	1,795	14,661

Total	$12,590	$14,621	$25,925	$5,465	$58,601

         We believe we will be able to fund contractual operating lease obligations from operating cash flows during the periods that payments are required. In May 2002, we settled the dispute with the Former Parent of K*TEC and this resulted in a reduction in the principal balance from $12.2 million to $5.3 million. The $5.3 million principal balance plus accrued interest of

$0.7 million was paid in May 2002 from borrowings under the revolving line of credit with Citibank.

         If we have not repaid outstanding borrowings from cash flow that may be generated over the next three years, upon maturity of the Citibank credit facility in 2005 we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

         Capital Resources. Our working capital at March 31, 2002 totaled $83.8 million compared to $105.5 million at December 31, 2001. At March 31, 2002, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $66.6 million, and we had outstanding borrowings of approximately $15.6 million under that credit facility. Accordingly, we had unused availability of $51.0 million as of March 31, 2002. At March 31, 2002, we also had cash and equivalents of $0.1 million and outstanding checking in excess of cash balances of $6.3 million, resulting in firm capital resources of $44.8 million.

         On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Bank of America, N.A. was repaid in March 2002, and we are now a party to the credit facility with Citibank, N.A. that K*TEC entered into in January 2001. This amended credit facility provides for a revolving line of credit of up to $75.0 million, maturing in February 2005. Borrowings under the amended credit facility currently bear interest at the prime rate plus 2.00% for “Base Rate” borrowings and the LIBOR rate plus 3.25% for “LIBOR Rate” borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. The credit agreement requires compliance with certain financial and non-financial covenants. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

         On May 7, 2002, we agreed to settle the purchase price dispute that arose in connection with the October 2000 acquisition of K*TEC Electronics Holding Corporation. As a result of this settlement, in May 2002 we borrowed $6.0 million under the Citibank credit facility to repay the adjusted principal and accrued interest to the former parent of K*TEC. We believe that adequate capital resources are in place to fund our working capital and other cash requirements for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase in 2002, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements.

         The continued availability of our credit facility with Citibank is a critical assumption underlying our belief that adequate capital resources are currently in place to fund our planned activities for the next 12 months. The borrowing base calculation under this credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability decreases as our net receivables and inventories decline. However, the borrowing base generally increases as our receivables and inventories increase. If our sales begin to increase rapidly, this credit facility is critical to enable us to finance the increased working capital requirements associated with growth. We are also required to comply with certain financial and reporting covenants that must be adhered to in order to ensure the continuous availability of funding under this credit facility. If we are unable to comply with all of our covenants, the credit facility could be withdrawn and this would have a material adverse effect on the Company’s liquidity, resulting in the need to seek other sources of financing. There is no assurance that we would be successful in securing additional financing, and even if we would be successful, the terms may be less favorable than we currently have with Citibank.

Impact of Recently Issued Accounting Standards

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

Factors That May Affect Future Results

         An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock.

         In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this 10-Q, our annual or quarterly reports to stockholders, future press releases, SEC filings or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”

Our inability to successfully integrate our operations may adversely affect our ability to realize the anticipated benefits of the recent business combination of EFTC and K*TEC.

         The success of the recent business combination of EFTC and K*TEC will depend on our ability to unite EFTC’s business strategies and technologies with those of K*TEC. The difficulties of combining EFTC’s operations with those of K*TEC include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management from EFTC and K*TEC will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined businesses and the loss of key personnel. We may encounter difficulties in the process of integrating the businesses of EFTC and K*TEC, which could adversely affect our ability to realize the anticipated benefits of the combination, including expected synergies from cost-cutting initiatives and cross-selling of products and services across customers and geographic regions. The diversion of management’s attention and any delays or difficulties encountered in connection with the combination and the integration of the two operations could have an adverse effect on our business, financial condition, results of operations, or prospects.

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

         Our net sales declined throughout 2001 from $197.9 million in the first quarter of 2001 to $156.7 million in the second quarter of 2001, $133.8 million in the third quarter of 2001, and $86.0 million in the fourth quarter of 2001. During the first quarter of 2002, our net sales increased by $6.6 million from the fourth quarter of 2001 to $92.6 million. However, there can be no assurance that further increases will be realized during the remainder of 2002.

We are dependent on the aerospace industry, and recent terrorist attacks may negatively impact our results of operations.

         Our principal customer is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales will be derived from the aerospace segment of the electronics industry, and a significant decline in the aerospace market could have a negative impact on our results of operations. The September 11, 2001 terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. using hijacked commercial aircraft have been highly publicized. We believe that these events have had an adverse impact on our recent results of operations. See “—We have experienced declining net sales.” The long-term impact is not known at this time, but may include reduced demand for products of our aerospace customers, which would have a negative impact on our results of operations.

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

         A small number of customers will be responsible for a significant portion of our net sales. Sales to Honeywell, Applied Materials and Emulex represented approximately 50%, 14% and 9%, respectively, of our sales for the first quarter of 2002. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

         If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our net sales. Despite existing contractual arrangements, there can be no assurance that current customers, including Honeywell, Applied Materials, Emulex, or future customers will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.

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

         In addition, we make significant decisions, including determining the levels of business that we seek and accept, production schedules, component procurement commitments, personnel needs, and other resource requirements based on estimates of customer requirements. The short-term nature of our customers’ commitments and the possibility that a rapid change in demand for their products reduces our ability to estimate accurately future customer requirements. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our gross margins and operating income. Conversely, customers may on occasion require rapid increases in production, which can stress our resources and reduce margins, and we may not have sufficient capacity at any given time to meet our customers’ demands.

Our results of operations will be affected by a variety of factors, which could cause our results of operations to fail to meet expectations and our stock price to decline.

         Our results of operations have varied, and our results of operations may continue to fluctuate significantly from period to period, including on a quarterly basis. Our results of operations will be affected by a number of factors, including:

•	timing of orders from and shipments to major customers;

•	mix of products ordered by major customers;

•	volume of orders as related to our capacity at individual locations;

•	pricing and other competitive pressures;

•	component shortages, which could cause us to be unable to meet customer delivery schedules;

•	our ability to minimize inventory obsolescence and bad debt expense risk;

•	our ability to manage effectively inventory and fixed asset levels;

•	our ability to time expenditures in anticipation of future sales; and

•	timing and level of goodwill and other long-lived asset impairments.

         Our results of operations can also be significantly influenced by development and introduction of new products by our customers. From time to time, we may experience changes in the volume of sales to our principal customers, and results of operations may be affected on a period-to-period basis by these changes. See “—Our customers may cancel their orders, change production quantities, or delay production.” Results of operations in any period should not be considered indicative of the results to be expected for any future period. In addition, fluctuations in results of operations may also result in fluctuations in the price of our common stock.

Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

         As of March 31, 2002, we had outstanding indebtedness of approximately $20.9 million. In addition, subject to the restrictions under our various debt agreements, we may incur significant additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

         Our level of debt could have negative consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to repayment of debt, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs;

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry by preventing us from borrowing money to upgrade our equipment or facilities; and

•	limit or impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or general corporate purposes.

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

         We may schedule certain of our production facilities at less than full capacity to retain our ability to respond to additional quick turnaround orders. However, if these orders are not made, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick turnaround services exceed our capacity during that period.

Our inability to expand our Web-based supply chain management system could negatively impact our future competitiveness.

         Our future success depends in part on our ability to rapidly respond to changing customer needs by scaling operations to meet customers’ requirements, shift capacity in response to product demand fluctuations, procure materials at advantageous prices, manage inventory, and effectively distribute products to our customers. In order to continue to meet these customer requirements, we have developed a Web-based supply chain management system that enables us to collaborate with our customers on product content and to process engineering changes. We are currently implementing an enhanced version of our existing system, which will include real-time communications between our customers across all of our facilities. Our inability to expand this Web-based system or delays or defects in such expansion could negatively impact our ability to manage our supply chain in an efficient and timely manner to meet customer demands, which could adversely affect our competitive position and negatively affect our ability to be competitive in the electronics manufacturing services industry.

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

Our industry is extremely competitive.

         The electronics manufacturing services industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign electronic manufacturing services firms, including Solectron Corporation; SMTC Corporation; Benchmark Electronics, Inc.; Pemstar, Inc.; Plexus Corp.; Group Technologies Corporation; Sanmina Corporation; Flextronics International Ltd.; ACT Manufacturing, Inc.; Manufacturers Services, Ltd.; Celestica Inc; Jabil Circuit, Inc.; and others. Many of such competitors are more established in the industry and have substantially greater financial, manufacturing or marketing resources than us. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, certain of our competitors have broader geographic presence, including manufacturing facilities in foreign countries. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.

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

         In 2002, we acquired substantially all of the assets of Midwestern Electronics, Inc., and we anticipate that we may seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other value;

•	diversion of management’s attention;

•	difficulties in scaling up production and coordinating management of operations at new sites;

•	the possible need to restructure, modify, or terminate customer relationships of the acquired business;

•	loss of key employees of acquired operations; and

•	the potential liabilities of the acquired businesses.

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

         We manufacture products to our customers’ specifications, which are highly complex and may contain design or manufacturing errors or failures despite our quality control and quality assurance efforts. Defects in the products we manufacture, whether caused by a design, manufacturing or component failure or error, may result in delayed shipments, customer dissatisfaction, or a reduction or cancellation of purchase orders. If these defects occur either in large quantities or too frequently, our business reputation may be impaired. Because our products are used in products that are integral to our customers’ businesses, errors, defects or other performance problems could result in financial or other damages to our customers, for which we may be legally required to compensate them. Product liability litigation against us, even if it were unsuccessful, would be time consuming and costly to defend.

Our management team has not worked together as a combined unit, which may make it more difficult to conduct and grow our business.

         Our management team has only been working together since July 2000 after the completion of the initial stage of EFTC’s recapitalization by Thayer-Blum. If our management team cannot successfully work together, we may not be able to execute our business strategy or compete effectively. Any failure to manage the combined operations of EFTC and K*TEC could harm our business and limit our ability to realize the anticipated benefits of the combination.

Our major stockholder controls us and could prevent a change of control or other business combination or could effect a “short form” merger without the approval of other stockholders.

         Thayer-Blum owns approximately 90% of our common stock, and four of our nine directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.

         In addition, Thayer-Blum could contribute its Suntron stock to a subsidiary corporation that, as a 90% stockholder, then would have the ability under Delaware law to merge with or into Suntron without the approval of the other Suntron stockholders. In the event of such a “short-form” merger, Suntron stockholders would have the right to assert appraisal/dissenters’ rights to receive cash in the amount of the fair market value of their shares in lieu of the consideration they would have otherwise received from the transaction.

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

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

         We may need to raise additional funds for the following purposes:

•	to fund our operations;

•	to fund any growth we experience;

•	to enhance or expand the range of services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as

•	investment, acquisition, and international expansion activities.

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

We may be exposed to intellectual property infringement claims by third parties that could be costly to defend, could divert management’s attention and resources and, if successful, could result in liability.

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

         The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	failure to meet the performance estimates of securities analysts;

•	changes in financial estimates of our net sales and results of operations by securities analysts;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions; and

•	general stock market conditions.

         Recently, when the market price of a company’s stock has been volatile, stockholders have often instituted securities class action litigation against that company. If a class action lawsuit is filed against us, we could incur substantial costs defending the lawsuit and management time and attention would be diverted. An adverse judgment could cause our financial condition or results of operations to suffer.

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

         We currently have foreign operations in Mexico. We may in the future expand into other foreign countries. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

•	economic or political instability;

•	transportation delays and interruptions;

•	increased employee turnover and labor unrest;

•	incompatibility of systems and equipment used in foreign operations;

•	difficulties in staffing and managing foreign personnel and diverse cultures; and

•	less developed infrastructures.

         In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs, and limitations on imports or exports. Also, we could be negatively affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         On January 26, 2001, the Company entered into a revolving line of credit agreement with Citibank, N.A. The amended credit agreement provides for total borrowings up to $75 million. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75 million, if interest rates were to increase or decrease by 1%, the result would be an increase or decrease in annual interest expense of $750,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         Not Applicable.

Item 2. Changes in Securities and Use of Proceeds

         Not Applicable.

Item 3. Defaults Upon Senior Securities

         Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

         Not Applicable.

Item 5. Other Information

         Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

         (a).      Exhibits

         Not Applicable.

         (b).      Reports on Form 8-K

         On March 15, 2002, the Company filed a Current Report on Form 8-K. The Company reported under Item 2 that effective February 28, 2002 the business combination with K*TEC Electronics Holding Corporation was consummated. The Company also reported that the financial statements and pro forma financial information required under Item 7 will be filed by amendment within 60 days. On May 14, 2002, the Company filed a Form 8-K/A to provide the required audited financial statements and pro forma financial information.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: May 15, 2002	/s/ James K. Bass

James K. Bass

Chief Executive Officer

Date: May 15, 2002	/s/ Peter W. Harper

Peter W. Harper

Chief Financial Officer

Date: May 15, 2002	/s/ James A. Doran

James A. Doran

Chief Accounting Officer