Form 10-Q
period 2002-06-30
SUNTRON CORP
filed 2002-08-14
CIK 1160513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 0-49651

SUNTRON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-1038668 (IRS Employer Identification No.)

2501 West Grandview Road
Phoenix, Arizona 85023
(Address of principal executive offices)

(602) 789-6600
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   ☑  Yes    No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01	27,409,388 shares

(Class of Common Stock)	(Outstanding as of August 2, 2002)

UNAUDITED CONSOLIDATED BALANCE SHEETS
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements
Organization and Basis of Financial Presentation
Information About Our Business
Critical Accounting Policies and Estimates
Overview of Statement of Operations
Results of Operations
Liquidity and Capital Resources
Impact of Recently Issued Accounting Standards
Factors That May Affect Future Results
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
EX-10.17
EX-10.18
EX-99.1
EX-99.2

SUNTRON CORPORATION

FORM 10-Q

INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets- December 31, 2001 and June 30, 2002	3-4

Consolidated Statements of Operations- For the Quarters and Six Months Ended July 1, 2001 and June 30, 2002	5

Consolidated Statements of Cash Flows- Six Months Ended July 1, 2001 and June 30, 2002	6-7

Notes to Consolidated Financial Statements	8-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements	15

Organization and Basis of Financial Presentation	15-16

Information About Our Business	16-17

Critical Accounting Policies and Estimates	17-19

Overview of Statement of Operations	19

Results of Operations	20-24

Liquidity and Capital Resources	24-26

Impact of Recently Issued Accounting Standards	27

Factors That May Affect Future Results	28-38

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 2. Changes in Securities	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits and Reports on Form 8-K	40

SIGNATURES	41

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	June 30,
	2001	2002

ASSETS

Current Assets:

Cash and equivalents	$14,172	$115

Trade receivables, net of allowance for doubtful accounts of $5,636 and $4,953, respectively	31,029	38,406

Inventories	106,768	85,210

Prepaid expenses and other	2,037	3,002

Total current assets	154,006	126,733

Property, Plant and Equipment:

Land	4,798	4,798

Buildings and improvements	27,094	27,281

Manufacturing machinery and equipment	54,163	54,170

Furniture, computer equipment and software	32,928	33,369

Total	118,983	119,618

Less accumulated depreciation and amortization	(37,559)	(46,936)

Net property, plant and equipment	81,424	72,682

Intangible and Other Assets:

Goodwill	82,604	6,923

Identifiable intangible assets, net of accumulated amortization of $3,329 and $3,680, respectively	2,383	2,032

Debt issuance costs, net	1,806	1,448

Deposits and other	416	370

Total intangible and other assets	87,209	10,773

	$322,639	$210,188

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	June 30,
	2001	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$28,391	$38,510

Accrued compensation and benefits	8,197	8,219

Accrued interest expense	1,721	113

Payable to affiliates	1,730	129

Accrued exit costs related to facility closures	1,900	1,445

Accrued property taxes	1,347	1,182

Outstanding checks in excess of cash balances	900	1,518

Other accrued liabilities	4,290	4,718

Total current liabilities	48,476	55,834

Long-term Liabilities:

Long-term debt, net of current maturities:

Banks	31,628	11,000

Former parent of K*TEC	12,202	—

Other	201	226

Total liabilities	92,507	67,060

Stockholders’ Equity:

Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued	—	—

Common stock, $.01 par value. Authorized 50,000,000 shares;

issued and outstanding 27,409,589 and 27,409,388 shares, respectively	274	274

Additional paid-in capital	380,000	379,998

Deferred stock compensation cost	(205)	(185)

Accumulated deficit	(149,937)	(236,959)

Total stockholders’ equity	230,132	143,128

	$322,639	$210,188

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended		For the Six Months Ended

	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Net Sales	$156,676	$100,387	$354,591	$192,995

Cost of Goods Sold	155,585	99,177	345,262	193,185

Gross profit (loss)	1,091	1,210	9,329	(190)

Operating Costs and Expenses:

Selling, general and administrative expenses	8,596	8,216	17,414	16,620

Related party expenses:

Acquisition and financing expenses	—	—	1,750	—

Management fees	313	188	625	459

Reorganization transaction costs	1,038	32	1,088	297

Goodwill amortization	727	—	1,454	—

Total operating costs and expenses	10,674	8,436	22,331	17,376

Operating loss	(9,583)	(7,226)	(13,002)	(17,566)

Other Income (Expense):

Interest expense	(3,245)	(477)	(6,579)	(1,711)

Reduction of interest expense due to settlement of dispute	—	—	—	1,029

Gain (loss) on sale of assets	734	(8)	738	(157)

Other, net	5	124	67	162

Loss before income taxes and cumulative effect of

change in accounting	(12,089)	(7,587)	(18,776)	(18,243)

Income Tax Benefit (Expense)	(305)	—	(18)	236

Loss before cumulative effect of change in accounting	(12,394)	(7,587)	(18,794)	(18,007)

Cumulative Effect of Change in Accounting for Goodwill	—	—	—	(69,015)

Net loss	$(12,394)	$(7,587)	$(18,794)	$(87,022)

Basic and Diluted Net Loss Applicable to Common

Stockholders:

Loss before cumulative effect of change in accounting	$(12,599)	$(7,587)	$(19,344)	$(18,007)

Cumulative effect of change in accounting for goodwill	—	—	—	(69,015)

Net loss applicable to common stockholders	$(12,599)	$(7,587)	$(19,344)	$(87,022)

Basic and Diluted Net Loss Per Share Applicable

to Common Stockholders:

Loss before cumulative effect of change in accounting	$(0.57)	$(0.28)	$(0.93)	$(0.66)

Cumulative effect of change in accounting for goodwill	—	—	—	(2.52)

Net loss per share applicable to common stockholders	$(0.57)	$(0.28)	$(0.93)	$(3.18)

Number of Shares Used for Computation- Basic and Diluted	2,089,000	27,409,000	20,721,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended

	July 1,	June 30,
	2001	2002

Cash Flows from Operating Activities:

Net loss	$(18,794)	$(87,022)

Adjustments to reconcile net loss to net

cash provided by operating activities:

Cumulative effect of change in accounting for goodwill	—	69,015

Depreciation and amortization	12,276	11,029

Amortization of debt issuance costs	636	636

Impairment of property, plant and equipment	1,095	—

Severance, retention, closure and relocation costs	(1,376)	(455)

Accrued interest on convertible notes	2,217	—

Provision for doubtful accounts receivable	544	24

Loss (gain) on sale of assets	(738)	157

Reduction of interest expense due to settlement	—	(1,029)

Stock-based compensation and services expense	37	20

Changes in operating assets and liabilities, net

of effects of purchase of business:

Decrease (increase) in:

Trade receivables	51,580	(4,252)

Inventories	30,718	25,113

Prepaid expenses and other	1,282	(681)

Increase (decrease) in:

Accounts payable	(57,509)	8,383

Accrued compensation and benefits	(487)	(780)

Other accrued liabilities	4,428	(1,897)

Net cash provided by operating activities	25,909	18,261

Cash Flows from Investing Activities:

Proceeds from sale of assets	1,163	105

Cash payments for acquisition of business	—	(5,523)

Capital expenditures	(12,773)	(1,268)

Net cash used by investing activities	(11,610)	(6,686)

Cash Flows from Financing Activities:

Proceeds from long-term debt	402,704	132,972

Principal payments on long-term debt	(435,439)	(158,942)

Payments for debt issuance costs	(4,220)	(280)

Increase in outstanding checks in excess of cash balances	8,390	618

Distribution to former owner of K*TEC	(20,000)	—

Proceeds from exercise of stock options	186	—

Net cash used by financing activities	(48,379)	(25,632)

Net decrease in cash and equivalents	(34,080)	(14,057)

Cash and Equivalents:

Beginning of period	34,163	14,172

End of period	$83	$115

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in Thousands)

	For the Six Months Ended

	July 1,	June 30,
	2001	2002

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$4,014	$1,654

Supplemental Schedule of Non-cash Investing and

Financing Activities:

Reduction of note payable to Former Parent due to

settlement of dispute	$—	$6,860

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation

         Suntron Corporation (the “Company” or “Suntron”) is a Delaware Corporation that was formed on May 2, 2001. As discussed in Note 2, at December 31, 2001, Suntron was a wholly owned subsidiary of EFTC Corporation (“EFTC”). On February 28, 2002, the mergers described in Note 2 were completed whereby Suntron became the parent company of EFTC. EFTC subsequently was merged into a successor Delaware Corporation. The mergers described in Note 2 have been accounted for as a reorganization of entities under common control. Accordingly, the accompanying consolidated financial statements present the accounts of EFTC Corporation and its wholly owned subsidiaries since the date of formation or acquisition. The accounts of K*TEC Operating Company, L.L.C. (“K*TEC”) are presented from the date that common control of EFTC and K*TEC was established, which was on October 10, 2000. All share and per share information in these consolidated financial statements has been adjusted to give retroactive effect for the exchange ratio of one share of Suntron for four shares of EFTC, and to give retroactive effect for the issuance of 15,119,356 shares of Suntron common stock to the sole holder of membership interests of K*TEC, as if the merger with K*TEC occurred on October 10, 2000. All intercompany balances and transactions have been eliminated in the preparation of these consolidated financial statements.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as the consolidated financial statements and notes thereto of K*TEC that are included in a Current Report on Form 8-K/A filed on May 14, 2002.

2. Reorganization of Entities Under Common Control

         On May 3, 2001, EFTC; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“KEHC”); K*TEC Operating Company, L.L.C., formerly known as Thayer-Blum Funding II, L.L.C.; and Suntron, entered into an Amended and Restated Merger Agreement (the “Merger Agreement”), providing for, among other things, the merger of two wholly owned subsidiaries of Suntron with and into EFTC and K*TEC, respectively.

         KEHC was a privately held electronic manufacturing services company based in Sugar Land, Texas. KEHC was 100% owned by K*TEC, an affiliate of Thayer-Blum Funding L.L.C. (“TBF”), EFTC’s principal stockholder. On May 31, 2001, TBF owned approximately 77% of the outstanding common stock of EFTC. A special committee comprised of EFTC’s independent directors negotiated the terms of the Merger Agreement on behalf of the minority stockholders of EFTC. On February 28, 2002, EFTC’s stockholders voted in favor of the business combination and the transaction was completed on that date.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

         Under the terms of the Amended and Restated Merger Agreement, Suntron formed two new wholly owned subsidiaries, which merged with and into EFTC and K*TEC, respectively. EFTC subsequently was merged into a successor Delaware corporation. Accordingly, as a result of the business combination, EFTC’s successor and K*TEC became wholly owned subsidiaries of Suntron. Suntron’s common stock is traded on the Nasdaq National Market under the trading symbol “SUNN”. Based upon the Amended and Restated Merger Agreement’s exchange ratios, the owner of K*TEC received approximately 55% of Suntron’s outstanding capital stock, while EFTC’s former stockholders received approximately 45% of Suntron’s outstanding capital stock. TBF and its affiliates currently own approximately 90% of the outstanding capital stock of Suntron.

         The business combination of EFTC and K*TEC has been accounted for as a reorganization of entities under common control. Accordingly, the accompanying financial statements have been restated to give effect to the business combination as if it occurred on October 10, 2000, which is the date that common control was established. Under this accounting method all transaction costs were charged to operations in the period incurred.

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

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

those operations. Approximately $615 of these lease costs were paid in 2000, $1,268 was paid in 2001, and the remaining $1,112 is expected to be paid in 2002.

         A portion of the purchase price was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12,202 principal balance of a note payable to the Former Parent was reduced by $6,860, resulting in an adjusted principal balance of $5,342. In accounting for this settlement, during the first quarter of 2002 the Company reduced the carrying amount of goodwill by $6,860 and recognized a credit to operations of $1,029 for accrued interest that was previously expensed and that is no longer payable due to the settlement.

         On March 11, 2002, the Company purchased substantially all of the assets of Midwestern Electronics, Inc., a privately held Electronics Manufacturing Services (EMS) provider. Midwestern focuses on high mix manufacturing services and provides EMS services and products, including printed circuit board assembly, subassemblies, box build and aftermarket repair services. This acquisition was accounted for under the purchase method prescribed in Statement of Financial Accounting Standards No. 141. The purchase price was approximately $5,500, and the purchase price allocation resulted in goodwill of $194.

4. New Accounting Standards

         In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, except for business combinations between entities under common control. The provisions of Statement 142 were required to be adopted by the Company beginning in the first quarter of 2002. Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Net carrying value of K*TEC goodwill, December 31, 2001	$75,875

Less effect of settlement of dispute discussed in Note 3	(6,860)

Impairment loss	$69,015

         This impairment loss was recorded as the cumulative effect of a change in accounting principle.

         The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the quarter and six months ended July 1, 2001 and June 30, 2002:

	Quarter Ended:		Six Months Ended:

	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Reported net loss	$(12,394)	$(7,587)	$(18,794)	$(87,022)

Add back goodwill amortization	727	—	1,454	—

Adjusted net loss	$(11,667)	$(7,587)	$(17,340)	$(87,022)

Basic and Diluted Loss Per Share:

Reported net loss per common share	$(0.57)	$(0.28)	$(0.93)	$(3.18)

Add back goodwill amortization	0.03	—	0.07	—

Adjusted net loss	$(0.54)	$(0.28)	$(0.86)	$(3.18)

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

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the planned closure of the facilities discussed in Note 9 that were announced on August 8, 2002 will not be accounted for under Statement 146.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

5.     Inventories

         Inventories at December 31, 2001 and June 30, 2002 are summarized as follows:

	2001	2002

Purchased parts and completed sub-assemblies	$77,225	$59,096

Work-in-process	8,115	9,790

Finished goods	21,428	16,324

	$106,768	$85,210

         For the quarters ended July 1, 2001 and June 30, 2002, the Company recorded charges for excess and obsolete inventories of $3,719 and $828, respectively. For the six months ended July 1, 2001 and June 30, 2002, the Company recorded charges for excess and obsolete inventories of $6,121 and $1,791, respectively. The determination of write-downs related to excess and obsolete inventories requires management’s estimates about the outcome of uncertainties, including customers’ level of financial responsibility when an order is cancelled, the ability to liquidate inventories in volatile electronic component markets, and the timing and amount of future orders from the Company’s customers.

6.     Debt Financing

         At December 31, 2001 and June 30, 2002, long-term debt consisted of the following:

	2001	2002

Note payable to Citibank, N.A. under revolving line of credit, interest at variable rates (weighted average rate of 5.9% at December 31, 2001 and 5.2% at June 30, 2002), collateralized by substantially all assets, due February 2005	$31,556	$11,000

Note payable to bank group under revolving line of credit, interest at the prime rate plus 0.5% (5.3% at December 31, 2001), repaid in March 2002	72	—

Note payable to Former Parent, interest at variable rate (14.0% at December 31, 2001), unsecured, repaid in May 2002	12,202	—

Total long-term debt	$43,830	$11,000

         The credit facility with Citibank provides for a $75,000 revolving line of credit. The interest rate is the prime rate plus 2.0% (6.8% at December 31, 2001 and June 30, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.3% (weighted average rate of 5.6% at December 31, 2001 and 5.2% at June 30, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the base rate or LIBOR rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

         As of June 30, 2002, the borrowing base calculation permitted borrowings of approximately $69,100 and the outstanding principal balance on that date was $11,000, resulting in $58,100 of availability.

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

7.     Loss Per Share

Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the six months and the quarters ended July 1, 2001 and June 30, 2002, as all potential common shares were antidilutive. As of June 30, 2002, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,425,000 shares at exercise prices ranging from $7.36 to $64.00 per share.

         For the quarter and six months ended July 1, 2001, accrued dividends of $205 and $550, respectively, related to EFTC’s Series B Convertible Preferred Stock were deducted in the calculation of loss applicable to common stockholders. As discussed in Note 2, the outstanding shares of EFTC’s Series B Preferred Stock were converted to common stock on May 31, 2001.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

8.     Stockholders’ Equity

         Presented below is a reconciliation of the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K to the restated amounts included herein due to the accounting for the business combination with K*TEC as a reorganization of entities under common control:

	Common Stock		Additional	Deferred
			Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2001	49,160,932	$492	$169,782	$(205)	$(80,588)	$89,481

Give effect to exchange ratio of four shares of EFTC for one share of Suntron	(36,870,699)	(369)	369	—	—	—

Sub-total	12,290,233	123	170,151	(205)	(80,588)	89,481

Give retroactive effect to merger with K*TEC Operating Company, L.L.C	15,119,356	151	209,849	—	(69,349)	140,651

Balances, December 31, 2001, as restated	27,409,589	274	380,000	(205)	(149,937)	230,132

Amortization of deferred stock compensation cost	—	—	—	20	—	20

Retirement of fractional shares	(201)	—	(2)	—	—	(2)

Net loss	—	—	—	—	(87,022)	(87,022)

Balances, June 30, 2002	27,409,388	$274	$379,998	$(185)	$(236,959)	$143,128

9.     Subsequent Events

         On August 8, 2002, the Company announced its plans to consolidate manufacturing capabilities by closing its facilities in Ottawa, Kansas and Fremont, California in order to eliminate both fixed and variable costs associated with excess capacity.

         As a result of these planned actions, Suntron expects to record restructuring related charges between $7 million and $9 million, primarily in the third quarter of 2002. The Company expects that substantially all of these charges will be classified as a component of cost of goods sold in the period that these charges are recorded. The company expects the closure of both facilities will be completed by the end of 2002.

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

Statement Regarding Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue, profitability, and synergies of the recent business combinations; the ability to meet cost estimates and achieve the expected benefits associated with planned restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results”.

Organization and Basis of Financial Presentation

         Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services for the aerospace and defense, semiconductor capital equipment, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing printed circuit board assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

         Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation.

         The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC Operating Company, L.L.C. received 15,119,356 shares of Suntron common stock, and the former stockholders of EFTC received  .25 shares of Suntron common stock for each share of

EFTC common stock, resulting in the issuance of an additional 12,290,032 shares of Suntron common stock.

         Beginning in the first quarter of 2002, the combination was accounted for as a reorganization of entities under common control. Accordingly, our consolidated financial statements included herein have been retroactively restated to include the combined results of EFTC since its inception and K*TEC Operating Company, L.L.C. since October 10, 2000 (the date that common control was established). However, because the combination was not completed until the first quarter of 2002, the retroactively combined annual financial statements for the years ended December 31, 2000 and 2001, have not been published yet. Additionally, the retroactively combined interim financial statements have not been published for the last two quarters of the fiscal year ended December 31, 2001. The separate consolidated financial statements of K*TEC for the period from September 14, 2000 (inception) through December 31, 2000 and for the fiscal year ended December 31, 2001, as well as pro forma combined consolidated financial information, are included in a current report on Form 8-K/A that was filed with the SEC on May 14, 2002.

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

         Allowance for Doubtful Accounts Receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, as well as to provide for adjustments related to pricing and quantity differences. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

Results of Operations

         Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from Honeywell, Applied Materials, and Emulex). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended July 1, 2001 and June 30, 2002.

	Quarter Ended:		Six Months Ended:

	July 1,	June 30,	July 1,	June 30,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	99.3%	98.8%	97.4%	100.1%

Gross profit (loss)	0.7%	1.2%	2.6%	(0.1)%

Operating costs and expenses:

Selling, general, and administrative	5.5%	8.2%	4.9%	8.6%

Related party management and advisory expenses	0.2%	0.2%	0.7%	0.2%

Reorganization transaction costs	0.7%	–	0.3%	0.2%

Goodwill amortization	0.5%	–	0.4%	–

Operating income (loss)	(6.2)%	(7.2)%	(3.7)%	(9.1)%

Quarter Ended July 1, 2001 Compared to Quarter Ended June 30, 2002

         Net Sales. Net sales decreased $56.3 million, or 35.9%, from $156.7 million for the second quarter of 2001 to $100.4 million for the second quarter of 2002. This decrease in second quarter 2002 net sales was primarily attributable to significant decreases in net sales to Honeywell and Emulex of $43.0 million and $12.2 million, respectively. The decrease in net sales in 2002 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace and defense, networking and telecommunications equipment. These decreases were partially offset by $7.7 million of sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc. For the third quarter of 2002, we expect our net sales will remain at approximately $100 million as a result of the continuing soft demand in the end markets served by our customers.

         For the second quarter of 2001, Honeywell, Applied Materials and Emulex accounted for 52.0%, 12.1% and 11.5%, respectively, of our net sales. For the second quarter of 2002, Honeywell, Applied Materials and Emulex accounted for 38.3%, 25.7% and 5.8%, respectively, of our net sales.

         Gross Profit (Loss). Our gross profit increased $0.1 million from $1.1 million in the second quarter of 2001 to $1.2 million in the second quarter of 2002. Similarly, gross profit as a percentage of net sales improved from 0.7% of net sales in the second quarter of 2001 to 1.2% of net sales in the second quarter of 2002. The improvement in gross profit in the second quarter of 2002 reflects the benefits of indirect cost reductions and manufacturing consolidations, partially offset by higher fixed costs associated with lower overall capacity utilization. As discussed under the caption “Capital Resources”, during the third quarter of 2002 we expect to incur substantial restructuring related charges that will be reported under cost of goods sold.

         During the second quarter of 2001, we assessed certain long-lived assets for impairment, due to changes in our customers and product mix. We assessed the carrying value of intellectual property costs and manufacturing equipment related to those customers and determined that an impairment charge of $0.4 million was required in the second quarter of 2001. Accordingly, this impairment charge is included in our cost of goods sold in 2001.

         Inventory write-downs decreased $2.9 million from $3.7 million, or 2.4% of net sales, in the second quarter of 2001 to $0.8 million, or 0.8% of net sales, in the second quarter of 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.4 million, or 4.5%, from $8.6 million in the second quarter of 2001 to $8.2 million in the second quarter of 2002. The decrease in SG & A during the second quarter of 2002 was primarily attributable to a reduction in selling related expenses, partially offset by an increase in professional fees.

         Related Party Expenses. Related party expenses decreased $0.1 million, or 39.9%, from $0.3 million in the second quarter of 2001 to $0.2 million in the second quarter of 2002. During the second quarter of 2001, affiliates of the majority stockholder charged management fees of $0.3 million. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

         Reorganization Transaction Costs. In the second quarter of 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.0 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

         Goodwill amortization. During the second quarter of 2001, goodwill amortization includes $0.1 million related to the 1997 acquisition of Current Electronics, Inc., and $0.6 million related to the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest Expense. Interest expense decreased $2.7 million, or 85.3%, from $3.2 million in the second quarter of 2001 to $0.5 million in the second quarter of 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $111.4 million during the second quarter of 2001 to $15.1 million during the second quarter of 2002. Our weighted average interest rate also decreased from 10.4% in the second quarter of 2001 to 9.0% in the second quarter of 2002. The most significant event leading to lower borrowings and interest rates in the second quarter of 2002 was the May 2001 conversion to common stock of over $59 million of Convertible Notes held by Thayer-Blum Funding. These notes accrued interest at 8.875% and were converted to 8,056,586 shares of Suntron common stock as a condition of the K*TEC merger agreement that was entered into in May 2001.

         Lower interest rates on the Company’s revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately 2.5 percentage points for the second quarter of 2002 compared to the second quarter of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in 2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank.

         A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. This note, which provided for interest at 14%, was repaid in May 2002.

Six Months Ended July 1, 2001 Compared to Six Months Ended June 30, 2002

         Net Sales. Net sales decreased $161.6 million, or 45.6%, from $354.6 million for the first six months of 2001 to $193.0 million for the first six months of 2002. This decrease in 2002 net sales was primarily attributable to significant decreases in net sales across our customer basis, including decreases with Honeywell, Emulex and Applied Materials of $81.5 million, $29.8 million and $19.9 million, respectively. The decrease in net sales in 2002 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace and defense, semiconductor capital equipment, and networking and telecommunications equipment. These decreases were partially offset by $9.0 million of sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc.

         For the first half of 2001, Honeywell, Applied Materials and Emulex accounted for 46.8%, 16.6% and 12.5%, respectively, of our net sales. For the first half of 2002, Honeywell, Applied Materials and Emulex accounted for 43.7%, 20.2% and 7.5%, respectively, of our net sales.

         Gross Profit (Loss). Our gross profit decreased $9.5 million from $9.3 million in the first six months of 2001 to a deficiency of $0.2 million in the first six months of 2002. Similarly, gross profit as a percentage of net sales deteriorated from 2.6% of net sales in the first six months of 2001 to a loss of 0.1% of net sales in the first six months of 2002. The reduction in gross profit in the first six months of 2002 is primarily attributable to higher fixed costs associated with lower overall capacity utilization.

         During the first six months of 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers during the first six months of 2001. Accordingly, we recognized impairment expense of $1.1 million that is included in our cost of goods sold in 2001.

         Inventory write-downs decreased $4.3 million from $6.1 million, or 1.7% of net sales, in the first six months of 2001 to $1.8 million, or 0.9% of net sales, in the first six months of 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.8 million, or 4.6%, from $17.4 million in the first six months of 2001 to $16.6 million in the first six months of 2002. The decrease in SG & A during the first six months of 2002 was primarily attributable to a reduction in selling related expenses, partially offset by an increase in professional fees.

         Related Party Expenses. Related party expenses decreased $1.9 million, or 80.7%, from $2.4 million in the first six months of 2001 to $0.5 million in the first six months of 2002. During the first six months of 2001, affiliates of the Company’s majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank. During the first six months of 2001, affiliates of the majority stockholder charged management fees of $0.6 million. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

         Reorganization Transaction Costs. In the first six months of 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.1 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations when the costs were incurred.

         Goodwill amortization. During the first six months of 2001, goodwill amortization included $0.2 million related to the 1997 acquisition of Current Electronics, Inc., and $1.3 million related to the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest Expense. Interest expense decreased $4.9 million, or 74.0%, from $6.6 million in the first six months of 2001 to $1.7 million in the first six months of 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $121.6 million during the first six months of 2001 to $25.4 million during the first six months of 2002. Our weighted average interest rate also decreased from 9.8% in the first six months of 2001 to 8.5% in the first six months of 2002. The most significant event leading to lower borrowings and interest rates in the first six months of 2002 was the May 2001 conversion to common stock of over $59 million of Convertible Notes held by Thayer-Blum Funding. These notes accrued interest at 8.875% and were converted to 8,056,586 shares of Suntron common stock as a condition of the K*TEC merger agreement that was entered into in May 2001.

         Lower interest rates on the Company’s revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately 3.2 percentage points for the first six months of 2002 compared to the first six months of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in

2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank.

         A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. This note, which provided for interest at 14%, was repaid in May 2002.

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

Liquidity and Capital Resources

         Cash Flows from Operating Activities. Net cash provided by operating activities in the first six months of 2001 was $25.9 million, compared with net cash provided by operating activities of $18.3 million in the first six months of 2002. The difference between our net loss in the first six months of 2002 of $87.0 million and $18.3 million of operating cash flow was primarily attributable to the $69.0 million cumulative effect adjustment related to the change in accounting for goodwill, a reduction in inventories of $25.1 million, $11.0 million of depreciation and amortization expense, and an increase in accounts payable of $8.4 million, partially offset by an increase of $4.3 million in trade receivables and a reduction of $1.9 million in other accrued liabilities.

         Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 35 days for the second quarter of 2002, compared to 36 days for the comparable period of 2001.

         Inventories decreased 20.2% to $85.2 million at June 30, 2002, compared to $106.8 million at December 31, 2001. For the second quarter of 2002, inventory turns (i.e., annualized cost of goods sold divided by period end inventory) amounted to 4.7 times per year, compared to 3.6 times for the second quarter of 2001.

         Cash Flows from Investing Activities. Net cash used by investing activities in the first half of 2001 was $11.6 million compared with net cash used by investing activities of $6.7 million in 2002. Investing cash flows in the first half of 2002 reflect the payment of approximately $5.5 million in March 2002 for the acquisition the assets of Midwestern Electronics, Inc., and $1.3 million for other capital expenditures.

         Cash Flows from Financing Activities. Net cash used by financing activities in the first half of 2001 was $48.4 million, compared with net cash used by financing activities of $25.6 million in the first half of 2002. During the first half of 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $20.6 million as well as the repayment of $5.3 million of debt to the former parent of K*TEC. Financing cash flows in the first half of 2002 also reflect the payment of $0.3 million of debt issuance costs related to the credit facility with Citibank. During the first half of 2002, an increase in outstanding checks in excess of cash balances of $0.6 million contributed positively to cash flows from financing activities.

         Contractual Obligations. The following table summarizes our contractual obligations as of June 30, 2002 (Dollars in Thousands):

	Six Months	Year Ending December 31:
	Ending
	December 31,	2003 &	2005 &	After
	2002	2004	2006	2006	Total

Long-term Debt- Citibank	$–	$–	$11,000	$–	$11,000

Non-cancelable operating leases	4,832	14,621	10,373	5,465	15,952

Total	$4,832	$14,621	$21,373	$5,465	$46,291

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

         Capital Resources. Our working capital at June 30, 2002 totaled $70.9 million compared to $105.5 million at December 31, 2001. The $34.6 million decrease in working capital was primarily attributable to a $25.1 million reduction in inventories and an $8.4 million increase in accounts payable.

         At June 30, 2002, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $69.1 million, and we had outstanding borrowings of approximately $11.0 million under that credit facility. Accordingly, we had unused availability of $58.1 million as of June 30, 2002. At June 30, 2002, we also had cash and equivalents of $0.1 million and outstanding checks in excess of cash balances of $1.5 million, resulting in aggregate capital resources of $56.7 million.

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

         On August 8, 2002, we announced plans to consolidate manufacturing capabilities by closing our facilities in Ottawa, Kansas and Fremont, California by the end of 2002, in order to eliminate both fixed and variable costs associated with excess capacity. While we believe there will be substantial long-term benefits that we will begin to realize after these actions are completed, we also reported that we expect to record restructuring related charges between $7 million and $9 million, primarily in the third quarter of 2002. Although we have not finalized our assessment of the exact breakdown of the restructuring related charges, we believe the majority of the charges will be associated with a loss related to our plans to sublease the Fremont facility, and we also expect a substantial non-cash impairment charge related to the property and equipment at these locations. Accordingly, the cash impact in the second half of 2002 is expected to be less than 30% of the total restructuring related charges associated with these closures; the cash impact associated with the Fremont lease is expected to be paid out over the remaining term of the lease unless we are successful in negotiating a settlement agreement with the landlord.

         We believe that adequate capital resources are in place to fund our working capital and other cash requirements for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase significantly, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements.

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

Impact of Recently Issued Accounting Standards

         In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Management does not believe the initial application of Statement 143 will have a significant impact on our consolidated financial statements.

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the closure of our plants in Ottawa, Kansas and Fremont, California that were announced on August 8, 2002 will not be accounted for under Statement 146.

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

Our inability to successfully integrate our operations may adversely affect our ability to realize the anticipated benefits of the recent business combinations.

         The success of recent business combination will depend on our ability to unite the business strategies, human resources and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the combined businesses and the loss of key personnel. We may encounter difficulties in the process of integrating the business operations, which could adversely affect our ability to realize the anticipated benefits of the combinations, including expected synergies from cost-cutting initiatives and cross-selling of products and services across customers and geographic regions. The diversion of management’s attention and any delays or difficulties encountered in connection with the combination and the integration of operations could have an adverse effect on our business, financial condition, results of operations, or prospects.

The combination may result in a loss of customers and employees, which could harm our results of operations.

         The combination could cause certain customers to either seek alternative sources of product supply or service, or delay or change orders for products due to uncertainty over the integration of the two companies or the strategic position of the combined company. As a result, we may experience some customer attrition. Any customer attrition could harm our results of operations. Difficulties in integrating the operations of EFTC, K*TEC and Midwestern, including the uncertainty related to organizational changes, could also negatively affect employee morale and result in the loss of key employees. We may not be able to retain key management, sales, marketing, and technical personnel. Any steps taken by us to address customer and employee attrition may not be effective, and this attrition could negatively affect our results of operations.

We have experienced declining net sales.

         Our net sales declined throughout 2001 from $197.9 million in the first quarter of 2001 to $156.7 million in the second quarter of 2001, $133.8 million in the third quarter of 2001, and $86.0 million in the fourth quarter of 2001. During 2002, our net sales have increased to $92.6 million in the first quarter and $100.4 million in the second quarter. However, much of these increases are attributable to the March 2002 acquisition of Midwestern Electronics and there can be no assurance that further increases will be realized during the remainder of 2002.

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

         A small number of customers is responsible for a significant portion of our net sales. Sales to Honeywell, Applied Materials and Emulex represented approximately 43.7%, 20.2% and 7.5%, respectively, of our net sales for the first half of 2002. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

         As of June 30, 2002, we had outstanding indebtedness of approximately $11.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance acquisitions or capital expenditures or for other purposes.

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

We periodically address excess capacity issues through plant closures which may result in significant charges.

         When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we determine that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, termination of leases, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms or otherwise achieve the expected benefits of our restructuring activities.

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

Our industry is extremely competitive.

         The electronics manufacturing services industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign electronic manufacturing services firms, including Solectron Corporation; SMTC Corporation; Benchmark Electronics, Inc.; Pemstar, Inc.; Plexus Corp.; Group Technologies Corporation; Sanmina Corporation; Flextronics International Ltd.; Manufacturers Services, Ltd.; Celestica Inc; Jabil Circuit, Inc.; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing or marketing resources than us. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, certain of our competitors have broader geographic presence, including manufacturing facilities in foreign countries. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.

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

         Our management team has only been working together since July 2000 after the completion of the initial stage of EFTC’s recapitalization by Thayer-Blum. If our management team cannot successfully work together, we may not be able to execute our business strategy or compete effectively. Any failure to manage the combined operations of EFTC, K*TEC and Midwestern could harm our business and limit our ability to realize the anticipated benefits of the combinations.

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

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

         While we believe our capital resources are currently adequate, we may need to raise additional funds for the following purposes:

•	to fund our operations;

•	to fund any growth we experience;

•	to enhance or expand the range of services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

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

         Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including James K. Bass, our President and Chief Executive Officer. We do not have employment agreements with any of our key employees, except Mr. Bass and R. Michael Gibbons, one of our vice presidents. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled management, technical, marketing, product development, operational personnel, and consultants. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

         On January 26, 2001, the Company entered into a revolving line of credit agreement with Citibank, N.A. The amended credit agreement provides for total borrowings up to $75 million. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75 million, if interest rates were to increase or decrease by 1%, the result would be an increase or decrease in annual interest expense of $750,000. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

             Not Applicable.

Item 2.     Changes in Securities and Use of Proceeds

             Not Applicable.

Item 3.      Defaults Upon Senior Securities

             Not Applicable.

Item 4.      Submission Of Matters To A Vote Of Security Holders

         On June 28, 2002, the Company held its annual meeting of stockholders to vote on the election of three directors, each for a term of three years, and to approve the Amended and Restated 2002 Stock Option Plan. The results of the meeting are as follows:

Election of Directors:

Name	For	Withhold
James K. Bass	24,783,326	289,661

Allen S. Braswell, Jr.	24,784,589	288,398

Richard L. Monfort	24,784,489	288,498

Adoption of the Company’s Amended and Restated 2002 Stock Option Plan:

For	Against	Abstain
24,731,683	339,880	1,424

Item 5.      Other Information

         Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a).	Exhibits

The following exhibits are filed with this report:

Exhibit 10.17	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Braswell, Jr.

Exhibit 10.18	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C.

Exhibit 99.1	Certificate of Chief Executive Officer

Exhibit 99.2	Certificate of Chief Financial Officer

(b).	Reports on Form 8-K

         On March 15, 2002, the Company filed a Current Report on Form 8-K. The Company reported under Item 2 that effective February 28, 2002 the business combination with K*TEC Electronics Holding Corporation was consummated. The Company also reported that the financial statements and pro forma financial information required under Item 7 would be filed by amendment within 60 days. On May 14, 2002, the Company filed a Form 8-K/A to provide the required audited financial statements and pro forma financial information.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: August 14, 2002	/s/ James K. Bass

James K. Bass Chief Executive Officer

Date: August 14, 2002	/s/ Peter W. Harper

Peter W. Harper Chief Financial Officer

Date: August 14, 2002	/s/ James A. Doran

James A. Doran Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.17	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Braswell, Jr.

Exhibit 10.18	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C.

Exhibit 99.1	Certificate of Chief Executive Officer

Exhibit 99.2	Certificate of Chief Financial Officer