Form 10-Q
period 2002-09-29
SUNTRON CORP
filed 2002-11-13
CIK 1160513

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2002

☐	TRANSITION REPORT PURSUANT SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________________TO ________________________.

Commission file number: 0-49651

SUNTRON CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	86-1038668

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2501 West Grandview Road
Phoenix, Arizona 85023

(Address of principal executive offices)

(602) 789-6600

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☑   Yes   ☐   No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Common Stock, par value $0.01	27,409,388 shares

(Class of Common Stock)	(Outstanding as of October 31, 2002)

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
Liquidity and Capital Resources
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission Of Matters To A Vote Of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
Exhibit Index
EX-99.1
EX-99.2

SUNTRON CORPORATION

FORM 10-Q

INDEX

Page
PART I. FINANCIAL INFORMATION	Number(s)

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets- December 31, 2001 and September 29, 2002	3-4

Consolidated Statements of Operations- For the Quarters and Nine Months Ended September 30, 2001 and September 29, 2002	5

Consolidated Statements of Cash Flows- Nine Months Ended September 30, 2001 and September 29, 2002	6-7

Notes to Consolidated Financial Statements	8-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Statements	17

Organization and Basis of Financial Presentation	17-18

Information About Our Business	18-19

Critical Accounting Policies and Estimates	19-21

Overview of Statement of Operations	21

Results of Operations	22-26

Liquidity and Capital Resources	27-30

Impact of Recently Issued Accounting Standards	30-31

Factors That May Affect Future Results	31-39

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Changes in Securities	41

Item 3. Defaults Upon Senior Securities	41

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 5. Other Information	41

Item 6. Exhibits and Reports on Form 8-K	41

SIGNATURES AND CERTIFICATIONS	42-44

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	September 29,
	2001	2002

ASSETS

Current Assets:

Cash and equivalents	$14,172	$82

Trade receivables, net of allowance for doubtful accounts of $5,636 and $2,599, respectively	31,029	40,122

Inventories	106,768	73,331

Prepaid expenses and other	2,037	2,706

Total current assets	154,006	116,241

Property, Plant and Equipment:

Land	4,798	4,798

Buildings and improvements	27,094	25,679

Manufacturing machinery and equipment	54,163	52,920

Furniture, computer equipment and software	32,928	32,846

Total	118,983	116,243

Less accumulated depreciation and amortization	(37,559)	(50,917)

Net property, plant and equipment	81,424	65,326

Intangible and Other Assets:

Goodwill	82,604	6,987

Identifiable intangible assets, net of accumulated amortization of $3,329 and $3,842, respectively	2,383	1,871

Debt issuance costs, net	1,806	1,322

Deposits and other	416	416

Total intangible and other assets	87,209	10,596

	$322,639	$192,163

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS, Continued
(Dollars in Thousands, Except Per Share Amounts)

	December 31,	September 29,
	2001	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$28,391	$42,936

Accrued compensation and benefits	8,197	6,176

Accrued interest expense	1,721	74

Payable to affiliates	1,730	267

Current portion of accrued exit costs related to facility closures	1,900	3,495

Accrued property taxes	1,347	1,503

Outstanding checks in excess of cash balances	900	2,417

Other accrued liabilities	4,290	4,199

Total current liabilities	48,476	61,067

Long-term Liabilities:

Long-term debt, net of current maturities:

Banks	31,628	5,289

Former parent of K*TEC	12,202	—

Accrued exit costs related to facility closures	—	6,906

Other	201	239

Total liabilities	92,507	73,501

Stockholders’ Equity:

Preferred stock, $.01 par value. Authorized 10,000,000 shares; none issued	—	—

Common stock, $.01 par value. Authorized 50,000,000 shares; issued and outstanding 27,409,589 and 27,409,388 shares, respectively	274	274

Additional paid-in capital	380,000	379,998

Deferred stock compensation cost	(205)	(173)

Accumulated deficit	(149,937)	(261,437)

Total stockholders’ equity	230,132	118,662

	$322,639	$192,163

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	For the Quarter Ended		For the Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
	2001	2002	2001	2002

Net Sales	$133,761	$99,535	$488,352	$292,530

Cost of Goods Sold, including restructuring charges of $12,083 and $12,308 for the quarter and nine months ended September 29, 2002, respectively	133,031	115,923	478,293	309,108

Gross profit (loss)	730	(16,388)	10,059	(16,578)

Operating Costs and Expenses:

Selling, general and administrative expenses	8,141	8,036	25,555	24,656

Related party expenses:

Acquisition and financing expenses	—	—	1,750	—

Management fees	313	188	938	647

Reorganization transaction costs	294	15	1,382	312

Goodwill amortization	727	—	2,181	—

Total operating costs and expenses	9,475	8,239	31,806	25,615

Operating loss	(8,745)	(24,627)	(21,747)	(42,193)

Other Income (Expense):

Interest expense	(1,726)	(411)	(8,305)	(2,122)

Reduction of interest expense due to settlement of dispute	—	—	—	1,029

Gain (loss) on sale of assets	43	(5)	781	(162)

Other, net	404	525	471	687

Loss before income taxes and cumulative effect of change in accounting	(10,024)	(24,518)	(28,800)	(42,761)

Income Tax Benefit (Expense)	(146)	40	(164)	276

Loss before cumulative effect of change in accounting	(10,170)	(24,478)	(28,964)	(42,485)

Cumulative Effect of Change in Accounting for Goodwill	—	—	—	(69,015)

Net loss	$(10,170)	$(24,478)	$(28,964)	$(111,500)

Basic and Diluted Net Loss Applicable to Common Stockholders:

Loss before cumulative effect of change in accounting	$(10,170)	$(24,478)	$(29,514)	$(42,485)

Cumulative effect of change in accounting for goodwill	—	—	—	(69,015)

Net loss applicable to common stockholders	$(10,170)	$(24,478)	$(29,514)	$(111,500)

Basic and Diluted Net Loss Per Share Applicable to Common Stockholders:

Loss before cumulative effect of change in accounting	$(0.37)	$(0.89)	$(1.28)	$(1.55)

Cumulative effect of change in accounting for goodwill	—	—	—	(2.52)

Net loss per share applicable to common stockholders	$(0.37)	$(0.89)	$(1.28)	$(4.07)

Number of Shares Used for Computation-
Basic and Diluted	27,405,000	27,409,000	22,973,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended

	September 30,	September 29,
	2001	2002

Cash Flows from Operating Activities:

Net loss	$(28,964)	$(111,500)

Adjustments to reconcile net loss to net cash provided by operating activities:

Cumulative effect of change in accounting for goodwill	—	69,015

Depreciation and amortization	18,671	16,558

Amortization of debt issuance costs	767	793

Impairment of property, plant and equipment	1,153	2,671

Change in accrued severance, retention and lease exit costs	(1,296)	8,757

Accrued interest on convertible notes	2,217	—

Loss (gain) on sale of assets	(781)	162

Reduction of interest expense due to settlement	—	(1,029)

Stock-based compensation and services expense	56	32

Changes in operating assets and liabilities, net of effects of purchase of business:

Decrease (increase) in:

Trade receivables	61,638	(5,944)

Inventories	67,625	36,992

Prepaid expenses and other	2,695	(431)

Increase (decrease) in:

Accounts payable	(66,213)	12,809

Accrued compensation and benefits	(2,066)	(3,143)

Deferred revenue	(6,588)	—

Other accrued liabilities	(80)	(1,980)

Net cash provided by operating activities	48,834	23,762

Cash Flows from Investing Activities:

Proceeds from sale of assets	1,495	111

Cash payments for acquisition of business	—	(5,523)

Capital expenditures	(17,579)	(1,965)

Net cash used by investing activities	(16,084)	(7,377)

Cash Flows from Financing Activities:

Proceeds from long-term debt	530,782	227,148

Principal payments on long-term debt	(572,313)	(258,829)

Payments for debt issuance costs	(4,058)	(311)

Increase (decrease) in outstanding checks in excess of cash balances	(1,408)	1,517

Distribution to former owner of K*TEC	(20,000)	—

Proceeds from exercise of stock options	218	—

Net cash used by financing activities	(66,779)	(30,475)

Net decrease in cash and equivalents	(34,029)	(14,090)

Cash and Equivalents:

Beginning of period	34,163	14,172

End of period	$134	$82

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Dollars in Thousands)

	For the Nine Months Ended

	September 30,	September 29,
	2001	2002

Supplemental Disclosure of Cash Flow Information:

Cash paid for interest	$5,139	$1,900

Cash paid for income taxes	$171	$20

Supplemental Schedule of Non-cash Investing and Financing Activities:

Reduction of note payable to Former Parent due to settlement of dispute	$—	$6,860

Issuance of 5,940,837 shares of common stock as a result of conversion of Convertible Notes	$61,309	$—

Issuance of 2,115,749 shares of common stock as a result of conversion of Convertible Preferred Stock	$15,233	$—

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (also referred to as “GAAP”) for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the nine months ended September 29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2001, as well as the consolidated financial statements and notes thereto of K*TEC that are included in a Current Report on Form 8-K/A filed on May 14, 2002.

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

         Under the terms of the Amended and Restated Merger Agreement, Suntron formed two new wholly owned subsidiaries, which merged with and into EFTC and K*TEC, respectively. EFTC subsequently was merged into a successor Delaware corporation. Accordingly, as a result of the business combination, EFTC’s successor and K*TEC became wholly owned subsidiaries of Suntron. Suntron’s common stock is traded on the Nasdaq National Market under the trading symbol “SUNN”. Based upon the Amended and Restated Merger Agreement’s exchange ratios, the owner of K*TEC received approximately 55% of Suntron’s outstanding capital stock, while EFTC’s former stockholders received approximately 45% of Suntron’s outstanding capital stock. TBF and its affiliates now own approximately 90% of the outstanding capital stock of Suntron.

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

         On March 11, 2002, the Company purchased substantially all of the assets of Midwestern Electronics, Inc., a privately held Electronics Manufacturing Services (EMS) provider. Midwestern focuses on high mix manufacturing services and provides EMS services and products, including printed circuit board assembly, subassemblies, box build and aftermarket repair services. This acquisition was accounted for under the purchase method prescribed in Statement of Financial Accounting Standards No. 141. The purchase price was approximately $5,500, and the purchase price allocation resulted in goodwill of $258.

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

         In connection with the adoption of Statement 142, the Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that no impairment exists with

SUNTRON CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

respect to goodwill with a carrying value of $6,729 on January 1, 2002 related to the Company’s Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, the Company concluded that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was impaired for the entire carrying value which resulted in an impairment loss that was computed as follows:

Net carrying value of K*TEC goodwill, December 31, 2001	$75,875

Less effect of settlement of dispute discussed in Note 3	(6,860)

Impairment loss	$69,015

         This impairment loss was recorded as the cumulative effect of a change in accounting principle.

         The following table presents reported net loss and loss per share exclusive of goodwill amortization expense for the quarter and nine months ended September 30, 2001:

		Nine
	Quarter	Months

Reported net loss	$(10,170)	$(28,964)

Add back goodwill amortization	727	2,181

Adjusted net loss	$(9,443)	$(26,783)

Basic and Diluted Loss Per Share:

Reported net loss per common share	$(0.37)	$(1.28)

Add back goodwill amortization	0.03	0.09

Adjusted net loss	$(0.34)	$(1.19)

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

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination

SUNTRON CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the closure of the Ottawa and Fremont facilities discussed in Note 9 are not being accounted for under Statement 146.

5.	Inventories

         Inventories at December 31, 2001 and September 29, 2002 are summarized as follows:

	2001	2002

Purchased parts and completed sub-assemblies	$77,225	$50,712

Work-in-process	8,115	7,645

Finished goods	21,428	14,974

	$106,768	$73,331

         For the quarters ended September 30, 2001 and September 29, 2002, the Company recorded charges for excess and obsolete inventories of $3,966 and $1,838, respectively. For the nine months ended September 30, 2001 and September 29, 2002, the Company recorded charges for excess and obsolete inventories of $10,087 and $3,629, respectively. The determination of write-downs related to excess and obsolete inventories requires management’s estimates about the outcome of uncertainties, including customers’ level of financial responsibility when an order is cancelled, the ability to liquidate inventories in volatile electronic component markets, and the timing and amount of future orders from the Company’s customers.

6.	Debt Financing

         At December 31, 2001 and September 29, 2002, long-term debt consisted of the following:

	2001	2002

Note payable to Citibank, N.A. under revolving line of credit, interest at variable rates (weighted average rate of 5.9% at December 31, 2001 and 5.1% at September 29, 2002), collateralized by substantially all assets, due February 2005	$31,556	$5,289

Note payable to bank group under revolving line of credit, interest at the prime rate plus 0.5% (5.3% at December 31, 2001), repaid in March 2002	72	—

Note payable to Former Parent, interest at variable rate (14.0% at December 31, 2001), unsecured, repaid in May 2002	12,202	—

Total long-term debt	$43,830	$5,289

         The credit facility with Citibank provides for a $75,000 revolving line of credit. The interest rate is the prime rate plus 2.0% (6.8% at December 31, 2001 and September 29, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.3% (weighted average rate of 5.6% at December 31,

SUNTRON CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

2001 and 5.1% at September 29, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the base rate or LIBOR rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

         As of September 29, 2002, the borrowing base calculation permitted borrowings of approximately $67,247 and the outstanding principal balance on that date was $5,289, resulting in $61,958 of availability.

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

         Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the nine months and the quarters ended September 30, 2001 and September 29, 2002, as all potential common shares were antidilutive. As of September 29, 2002, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,338,000 shares at exercise prices ranging from $7.36 to $57.25 per share.

         For the nine months ended September 30, 2001, accrued dividends of $550 related to EFTC’s Series B Convertible Preferred Stock were deducted in the calculation of loss applicable to common stockholders. As discussed in Note 2, the outstanding shares of EFTC’s Series B Preferred Stock were converted to common stock on May 31, 2001.

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

         Presented below is a reconciliation of the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K to the restated amounts included herein due to the accounting for the business combination with K*TEC as a reorganization of entities under common control:

	Common Stock		Additional	Deferred
			Paid-in	Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balances, December 31, 2001	49,160,932	$492	$169,782	$(205)	$(80,588)	$89,481

Give effect to exchange ratio of four shares of EFTC for one share of Suntron	(36,870,699)	(369)	369	—	—	—

Sub-total	12,290,233	123	170,151	(205)	(80,588)	89,481

Give retroactive effect to merger with K*TEC Operating Company, L.L.C	15,119,356	151	209,849	—	(69,349)	140,651

Balances, December 31, 2001, as restated	27,409,589	274	380,000	(205)	(149,937)	230,132

Amortization of deferred stock compensation cost	—	—	—	32	—	32

Retirement of fractional shares	(201)	—	(2)	—	—	(2)

Net loss	—	—	—	—	(111,500)	(111,500)

Balances, September 29, 2002	27,409,388	$274	$379,998	$(173)	$(261,437)	$118,662

9.	Restructuring Activities

         During the third quarter of 2002, the Company announced its plans to consolidate manufacturing capabilities by closing its facilities in Ottawa, Kansas and Fremont, California in order to eliminate both fixed and variable costs associated with excess capacity. Additionally, during the first nine months of 2002 the Company terminated certain employees at other locations in response to reduced business levels. As a result of these actions, the Company recorded restructuring related charges in the three and nine months ended September 29, 2002, as follows:

	3 Months	9 Months

Cost of goods sold:

Lease exit costs	$9,280	$9,400

Impairment of plant and manufacturing equipment	2,434	2,434

Severance and retention costs	369	474

Total	12,083	12,308

Selling, general and administrative expenses:

Impairment of administrative equipment	237	237

Severance and retention costs	72	72

Relocation, moving and other costs	17	17

Total	326	326

Total restructuring related costs	$12,409	$12,634

SUNTRON CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The Company expects the closure of both facilities will be substantially complete and that additional costs for retention, relocation, moving and other costs up to approximately $800 will be incurred during the fourth quarter of 2002. In assessing the amount of impairment related to the Ottawa plant, which is expected to be available for sale by the end of the fourth quarter of 2002, the Company consulted with commercial brokers to determine the expected sales proceeds.

The following summarizes changes in restructuring related liabilities for the nine months ended September 29, 2002:

	Accrued Lease	Accrued Severance
	Exit Costs	and Retention Costs	Total

Balance, December 31, 2001	$1,900	$—	$1,900

Accrual for new activities	9,086	546	9,632

Changes in previous estimates	314	—	314

Cash receipts under subleases	318	—	318

Cash payments	(1,217)	(290)	(1,507)

Balance, September 29, 2002	10,401	256	10,657

Less current portion	(3,495)	(256)	(3,751)

Long-term portion	$6,906	$—	$6,906

The Company expects that accrued lease exits costs will be paid over the remaining lease terms (all of which expire by September 2007), net of existing and expected sublease rentals, and that substantially all accrued severance and retention costs will be paid during the fourth quarter of 2002.

10.	Income taxes.

         In 1998 through 2001, the Company recognized net losses for financial reporting purposes of approximately $150 million. These losses generated a sizeable federal tax net operating loss, or NOL, carryforward of approximately $96.0 million as of December 31, 2001. Approximately $52 million of this NOL carryforward is subject to limitation of use as a result of changes in ownership that occurred in 2000, whereby approximately $3.6 million becomes available each year through 2015. The remaining $44 million NOL can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities. Additionally, even though the goodwill related to the K*TEC acquisition was written off as a cumulative effect adjustment in the first quarter of 2002, this amount is not deductible for income tax purposes in 2002. The tax basis of goodwill will continue to be amortized over 15 years for income tax purposes, which will generate additional tax deductions through 2015.

         GAAP requires the Company to record a valuation allowance against deferred tax assets if it is “more likely than not” that the Company will not be able to utilize the NOL or other net deferred tax assets to offset future income taxes. Due to the Company’s history of unprofitable operations, no benefit has been recognized for any of the Company’s net deferred tax assets. The Company currently provides for income taxes only to the extent that the Company expects to pay cash taxes (primarily state taxes) for current income.

SUNTRON CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

         It is possible, however, that the Company could be profitable in the future at levels that cause management to conclude that it is more likely than not that all or a portion of the NOL carryforward and other deferred tax assets will be realized. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would begin providing for income taxes at a rate equal to the Company’s combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax assets could cause the Company’s provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until the benefit of the NOL is utilized in full.

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

Statement Regarding Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue, profitability, and synergies of the recent business combinations; the ability to meet cost estimates and achieve the expected benefits associated with planned restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results.”

Organization and Basis of Financial Presentation

         Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions, supplying high-mix services for the aerospace, semiconductor capital equipment, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing small lots in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

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

         The electronics manufacturing services industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply, which can result in a decision to purchase some materials before formal notice of demand is received from our customer. In addition, our inventories consist of over 150,000 different parts and many of these parts have limited alternative uses or markets, beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.

         The most common reasons we incur losses related to inventories are if we purchase more materials than are necessary to meet a customer’s requirements or if we fail to act promptly to minimize losses once the customer communicates a cancellation. Occasionally it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. Accordingly, management continually evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring-related obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

         Impairment of Long-Lived Assets. When we undergo changes in our business, including the closure or relocation of facilities, we often have equipment and other long-lived assets that are no longer needed in our business. When this occurs, we are required to estimate future cash flows and if such cash flows are less than the carrying value of the assets (or asset group, as applicable), we recognize impairment charges to reduce the carrying value to estimated fair value. The determination of future cash flows and fair value tend to be highly subjective estimates. When assets are held for sale and the actual market conditions deteriorate or are less favorable than those projected by management, additional impairment charges may be required in subsequent periods.

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

         Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to find a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate brokerage representatives to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas that we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions.

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

         Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and external sales representatives and marketing costs; insurance expenses; depreciation expense related to assets not used in manufacturing activities; and professional fees for auditing and legal assistance and general corporate expenses. Related party expenses include management fees and advisory fees paid to affiliates of our majority stockholder.

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

Results of Operations

         Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our top three customers, Honeywell, Applied Materials, and Emulex). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended September 30, 2001 and September 29, 2002.

	Quarter Ended:		Nine Months Ended:

	September 30,	September 29,	September 30,	September 29,
	2001	2002	2001	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of goods sold	99.5%	116.5%	97.9%	105.7%

Gross profit (loss)	0.5%	(16.5)%	2.1%	(5.7)%

Operating costs and expenses:

Selling, general, and administrative	6.1%	8.1%	5.2%	8.4%

Related party management and advisory expenses	0.2%	0.2%	0.6%	0.2%

Reorganization transaction costs	0.2%	—	0.3%	0.1%

Goodwill amortization	0.5%	—	0.5%	—

Operating loss	(6.5)%	(24.8)%	(4.5)%	(14.4)%

Quarter Ended September 30, 2001 Compared to Quarter Ended September 29, 2002

         Net Sales. Net sales decreased $34.3 million, or 25.6%, from $133.8 million for the third quarter of 2001 to $99.5 million for the third quarter of 2002. This decrease in third quarter 2002 net sales was primarily attributable to a decrease in net sales to Honeywell of $29.5 million. The decrease in net sales in 2002 was primarily attributable to a significant downturn in the aerospace industry, which has adversely affected the volume of orders from Honeywell. During the third quarter of 2002, our net sales included $6.7 million of excess inventories that were sold back to our customers pursuant to contractual provisions. The reduction in net sales in the third quarter of 2002 was partially offset by $6.8 million of sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc. For the fourth quarter of 2002, we expect our net sales will decrease by 15% to 20% compared to the third quarter of 2002, as a result of the continuing soft demand in the end markets served by our customers, particularly the aerospace and semi-conductor capital equipment markets.

         For the third quarter of 2001, Honeywell, Applied Materials, and Emulex accounted for 53.5%, 13.2%, and 6.4%, respectively, of our net sales. For the third quarter of 2002, Honeywell, Applied Materials, and Emulex accounted for 42.3%, 27.0%, and 9.4%, respectively, of our net sales.

         Gross Profit (Loss). Our gross profit decreased $17.1 million from $0.7 million in the third quarter of 2001 to a loss of $16.4 million in the third quarter of 2002. Similarly, gross profit as a percentage of net sales deteriorated from 0.5% of net sales in the third quarter of 2001 to a loss of 16.5% of net sales in the third quarter of 2002, primarily due to $12.1 million of restructuring charges, unfavorable changes in product mix, our inability to reduce fixed costs in proportion to the lower levels of net sales, and minimal gross margins associated with a increased levels of revenue from the sale of excess inventories. These adverse changes were partially offset by a $2.2 million reduction in losses due to excess and obsolete inventories during the third quarter of 2002 compared to the third quarter of 2001.

         During the third quarter of 2002, we announced the closure of manufacturing facilities in Ottawa, Kansas and Fremont, California, which resulted in total charges to cost of goods sold of $12.1 million. In connection with these restructuring related activities we incurred charges in the third quarter of 2002 of $9.3 million for lease exit costs; $2.4 million for impairment of a building and manufacturing equipment; and $0.4 million for severance, retention, and moving costs related to our manufacturing workforce.

         Excluding the effects of the restructuring related charges, the Company incurred a gross profit deficiency of $4.3 million in the third quarter of 2002 compared to a gross profit of $0.7 million in the third quarter of 2001. The benefits of the restructuring activities undertaken in the third and fourth quarter of 2002 are not expected to be fully realized until the first quarter of 2003.

         Inventory write-downs decreased $2.2 million from $4.0 million, or 3.0% of net sales, in the third quarter of 2001 to $1.8 million, or 1.8% of net sales, in the third quarter of 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.1 million, or 1.3%, from $8.1 million in the third quarter of 2001 to $8.0 million in the third quarter of 2002. The decrease in SG & A during the third quarter of 2002 was primarily attributable to a reduction in selling related expenses, partially offset by approximately $0.3 million of restructuring related costs, primarily for severance and retention costs.

         Related Party Expenses. Related party expenses decreased $0.1 million, or 39.9%, from $0.3 million in the third quarter of 2001 to $0.2 million in the third quarter of 2002. During the third quarter of 2001, affiliates of the majority stockholder charged management fees of $0.3 million. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

         Reorganization Transaction Costs. In the third quarter of 2001, we incurred costs, primarily for professional fees, of $0.3 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

         Goodwill amortization. For the third quarter of 2001, goodwill amortization includes $0.1 million related to the 1997 acquisition of Current Electronics, Inc. and $0.6 million related to the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002,

goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest Expense. Interest expense decreased $1.3 million, or 76.2%, from $1.7 million in the third quarter of 2001 to $0.4 million in the third quarter of 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $52.9 million during the third quarter of 2001 to $9.6 million during the third quarter of 2002. Our weighted average interest rate also decreased from 10.7% in the third quarter of 2001 to 10.5% in the third quarter of 2002. The most significant event leading to lower borrowings and interest rates in the third quarter of 2002 was the May 2002 settlement and repayment of debt to the former owner of K*TEC Electronics Holding Corporation. A portion of the purchase price for the October 2000 acquisition of K*TEC was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. This note, which provided for interest at 14%, was repaid in May 2002.

         Lower interest rates on the Company’s revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately 1.75 percentage points for the third quarter of 2002 compared to the third quarter of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in 2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank.

         Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 29, 2002

         Net Sales. Net sales decreased $195.9 million, or 40.1%, from $488.4 million for the first nine months of 2001 to $292.5 million for the first nine months of 2002. This decrease in 2002 net sales was primarily attributable to significant decreases in net sales across our customer base, including decreases with Honeywell, Emulex and Applied Materials of $111.0 million, $29.1 million and $10.8 million, respectively. The decrease in net sales in 2002 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace, semiconductor capital equipment, and networking equipment. During the first nine months of 2002, our net sales included $15.8 million of excess inventories that were sold back to our customers pursuant to contractual provisions. The decrease in net sales for the nine months ended September 29, 2002 was partially offset by $15.8 million of net sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc.

         For the first nine months of 2001, Honeywell, Applied Materials, and Emulex accounted for 48.6%, 15.7%, and 10.8%, respectively, of our net sales. For the first nine months of 2002, Honeywell, Applied Materials and Emulex accounted for 43.2%, 22.5%, and 8.1%, respectively, of our net sales.

         Gross Profit (Loss). Our gross profit decreased $26.7 million from $10.1 million in the first nine months of 2001 to a loss of $16.6 million in the first nine months of 2002. Similarly, gross profit as a percentage of net sales deteriorated from 2.1% of net sales in the first nine months of 2001 to a loss of 5.7% of net sales in the first nine months of 2002, primarily due to $12.3 million of restructuring charges, unfavorable changes in product mix, our inability to reduce fixed costs in proportion to the lower levels of net sales, and minimal gross margins associated with a increased levels of revenue from the sale of excess inventories. These adverse changes were partially offset by a reduction of $6.5 million in losses due to excess and obsolete inventories during the first nine months of 2002 compared to the first nine months of 2001.

         During the first nine months of 2002, we decided to close manufacturing facilities in Ottawa, Kansas and Fremont, California, and we took other actions to reduce the size of our workforce. These activities resulted in total charges to cost of goods sold of $12.3 million. The $12.3 million charge consists of $9.4 million for lease exit costs; $2.4 million for impairment of a building and manufacturing equipment; and $0.5 million for severance, retention, and moving costs related to our manufacturing workforce.

         During the first nine months of 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers during the first nine months of 2001. Accordingly, we recognized an impairment expense of $1.1 million that was included in our cost of goods sold in 2001.

         Excluding the effects of the restructuring related charges, the Company incurred a gross profit deficiency of $4.3 million in the first nine months of 2002 compared to a gross profit of $11.2 million in the first nine months of 2001. The benefits of the restructuring activities undertaken in the third and fourth quarter of 2002 are not expected to be fully realized until the first quarter of 2003.

         Inventory write-downs decreased $6.5 million from $10.1 million, or 2.1% of net sales, in the first nine months of 2001 to $3.6 million, or 1.2% of net sales, in the first nine months of 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.9 million, or 3.5%, from $25.6 million in the first nine months of 2001 to $24.7 million in the first nine months of 2002. The decrease in SG & A during the first nine months of 2002 was primarily attributable to a reduction in selling related expenses, partially offset by an increase in professional fees and restructuring related costs, primarily for severance and retention costs.

         Related Party Expenses. Related party expenses decreased $2.0 million, or 75.9%, from $2.7 million in the first nine months of 2001 to $0.6 million in the first nine months of 2002. During the first nine months of 2001, affiliates of the Company’s majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank. During the first nine months of 2001, affiliates of the majority stockholder charged management fees of $0.9 million. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

         Reorganization Transaction Costs. In the first nine months of 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $1.4 million related to the combination with K*TEC. During the first nine months of 2002, we incurred $0.3 million of reorganization transaction costs, primarily for professional fees and printing costs. This business combination, which was completed on February 28, 2002, was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations when the costs were incurred.

         Goodwill amortization. During the first nine months of 2001, goodwill amortization included $0.2 million related to the 1997 acquisition of Current Electronics, Inc. and $2.0 million related to the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

         Interest Expense. Interest expense decreased $6.2 million, or 74.4%, from $8.3 million in the first nine months of 2001 to $2.1 million in the first nine months of 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $98.7 million during the first nine months of 2001 to $20.2 million during the first nine months of 2002. Our weighted average interest rate also decreased from 9.9% in the first nine months of 2001 to 8.8% in the first nine months of 2002. The most significant event leading to lower borrowings and interest rates in the first nine months of 2002 was the May 2001 conversion to common stock of over $59 million of Convertible Notes held by Thayer-Blum Funding. These notes accrued interest at 8.875% and were converted to 8,056,586 shares of Suntron common stock as a condition of the K*TEC merger agreement that was entered into in May 2001.

         Lower interest rates on the Company’s revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately 2.75 percentage points for the first nine months of 2002 compared to the first nine months of 2001, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in 2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank.

         A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute, and the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. This note, which provided for interest at 14%, was repaid in May 2002.

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

         The Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that goodwill related to the K*TEC reporting unit was impaired for the entire carrying value, which resulted in an impairment loss of $69.0 million. This impairment loss was recorded as the cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

         Cash Flows from Operating Activities. Net cash provided by operating activities in the first nine months of 2001 was $48.8 million, compared with net cash provided by operating activities of $23.8 million in the first nine months of 2002. The difference between our net loss in the first nine months of 2002 of $111.5 million and $23.8 million of operating cash flow was primarily attributable to the $69.0 million cumulative effect adjustment related to the change in accounting for goodwill, a reduction in inventories of $37.0 million, $16.6 million of depreciation and amortization expense, an increase in accounts payable of $12.8 million, an increase in liabilities for severance, retention, closure and relocation costs of $8.8 million, and $2.7 million of impairment expense, partially offset by an increase of $5.9 million in trade receivables and a reduction of $5.1 million in other accrued liabilities.

         Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) amounted to 36 days for the third quarter of 2001 and 37 days for the third quarter of 2002.

         Inventories decreased 31.3% to $73.3 million at September 29, 2002, compared to $106.8 million at December 31, 2001. For the third quarter of 2002, inventory turns (i.e., annualized cost of goods sold, excluding restructuring charges, divided by period end inventory) amounted to 5.7 times per year, compared to 3.9 times for the third quarter of 2001. The improvement in inventory turns in 2002 is due in part to our success in returning excess inventories to our customers pursuant to contractual agreements with many of our customers, and by effectively reducing the levels of inventories in response to lower customer sales forecasts.

         Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months of 2001 was $16.1 million, compared with net cash used by investing activities of $7.4 million in 2002. Investing cash flows in the first nine months of 2002 reflect the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $2.0 million for other capital expenditures.

         Cash Flows from Financing Activities. Net cash used by financing activities in the first nine months of 2001 was $66.8 million, compared with net cash used by financing activities of $30.5 million in the first nine months of 2002. During the first nine months of 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $26.3 million, the repayment of $5.3 million of debt to the former parent of K*TEC, and the payment of $0.3 million of debt issuance costs related to the credit facility with Citibank, partially offset by an increase in outstanding checks in excess of cash balances of $1.5 million.

         Contractual Obligations. The following table summarizes our contractual obligations as of September 29, 2002 (Dollars in Thousands):

	Long-term	Non-cancelable
	Debt	Operating
	(Citibank)	Leases	Total

Year ending September 30:

2003	$–	$9,104	$9,104

2004	–	7,040	7,040

2005	5,289	5,015	10,304

2006	–	4,811	4,811

2007	–	4,395	4,395

After 2007	–	1,861	1,861

	$5,289	$32,226	$37,515

         The amounts shown above for non-cancelable operating leases include $10.4 million, which has been recorded as a liability for lease exit costs at September 29, 2002. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have decided to close. Non-cancelable operating lease obligations (net of the accrued liability for lease exit costs) represent the only off-balance-sheet financing activities into which Suntron has entered.

         We believe we will be able to fund the non-cancelable operating lease obligations from operating cash flows during the periods that payments are required. If we have not repaid outstanding borrowings from cash flow that may be generated over the next three years, upon maturity of the Citibank credit facility in 2005 we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

         Capital Resources. Our working capital at September 29, 2002 totaled $55.2 million compared to $105.5 million at December 31, 2001. The $50.3 million decrease in working capital was primarily attributable to a $33.4 million reduction in inventories and a $14.5 million increase in accounts payable.

         At September 29, 2002, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $67.3 million, and we had outstanding borrowings of approximately $5.3 million under that credit facility. Accordingly, we had unused availability of $62.0 million as of September 29, 2002. At September 29, 2002, we also had cash and equivalents of $0.1 million and outstanding checks in excess of cash balances of $2.4 million, resulting in aggregate capital resources of $59.7 million.

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

         In order to ensure the continuing availability of funding under our credit facility, we are also required to comply with certain financial and reporting covenants. The financial covenants, including the EBITDA covenant discussed in the following paragraph, generally become more restrictive beginning in the fourth quarter of 2002. Management believes we will be unable to comply with certain of the existing financial covenants as early as the fourth quarter of 2002. Accordingly, we have initiated discussions with Citibank to modify the covenants. Although we cannot provide any assurance about our prospects for success in these negotiations, based on our initial discussions we believe Citibank will agree to amend the credit agreement to provide less restrictive covenants in the future. However, if Citibank is unwilling to take this action, the credit facility could be withdrawn, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. There can be no assurance that we would be successful in securing additional financing, and even if we would be successful, the terms may be less favorable than we currently have with Citibank.

         EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, the Company’s lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculation disclosed in our quarterly earnings press releases, as well as the calculation pursuant to our credit agreement with Citibank. Citibank modifies its definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA that we disclose in our quarterly press releases differs materially from the calculation of EBITDA under our credit agreement:

	Three Months Ended		Nine Months Ended

	September 30,	September 29,	September 30,	September 29,
	2001	2002	2001	2002

Net loss	$(10,170)	$(24,478)	$(28,964)	$(111,500)

Cumulative effect of change in accounting for goodwill	—	—	—	69,015

Income tax expense (benefit)	146	(40)	164	(276)

Interest expense	1,726	411	8,305	2,122

Interest reversed in settlement	—	—	—	(1,029)

Depreciation and amortization	6,395	5,529	18,671	16,558

EBITDA per press releases	(1,903)	(18,578)	(1,824)	(25,110)

Restructuring costs (A)	58	12,409	1,153	12,634

Reorganization transaction costs	294	15	1,382	312

Other charges (B)	—	225	—	792

Gain on sale of assets	(43)	—	(781)	—

EBITDA per credit agreement	$(1,594)	$(5,929)	$(70)	$(11,372)

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Consists of certain professional fees and cash costs related to restructuring activities.

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

         In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, plant closures in Ottawa, Kansas and Fremont, California that were announced in the third quarter of 2002 are not being accounted for under Statement 146.

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

         In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-Q, our annual or quarterly reports to stockholders, future press releases, other SEC filings, or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”

We have experienced declining net sales.

         Our net sales declined throughout 2001 from $197.9 million in the first quarter to $86.0 million in the fourth quarter. During 2002, our net sales have increased to $92.6 million in the first quarter, $100.4 million in the second quarter and $99.5 million in the third quarter. For the fourth quarter of 2002, we expect our net sales will decrease by 15% to 20% compared to the third quarter of 2002, as a result of the continuing soft demand in the end markets served by our customers, specifically aerospace and semi-conductor capital equipment.

We are dependent upon the highly competitive electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

         Our business is heavily dependent on the electronics manufacturing services industry, which is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign electronic manufacturing services firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Manufacturers Services, Ltd.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; SMTC Corporation; Solectron Corporation; Sypris Electronics, LLC; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing or marketing resources than we do. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, many of our competitors have a broader geographic presence, including manufacturing facilities in foreign countries.

         We believe that the principal competitive factors in our targeted market are ability to meet delivery schedules, geographic location, price, quality, reliability, and technological sophistication. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. As stated above, the price of our services is often one of many factors that may be considered by prospective customers in awarding new business. We believe existing and prospective customers are placing greater emphasis on contract manufacturers that can offer manufacturing services in low cost regions of the world, such as certain countries in Asia. Accordingly, in situations where the price of our services is a primary driver in prospective customers’ decision to award new business, we currently believe we may have a competitive disadvantage in these circumstances.

         A significant percentage of our net sales are generated from the aerospace, semiconductor capital equipment, industrial controls and instrumentation, medical equipment, networking and telecommunications equipment segments of the electronics industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry could result in intensified price competition as well as a decrease in our unit volume sales and our gross margins.

We are dependent on the aerospace industry.

         Our principal customer is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace segment of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations over the past year. See “—We have experienced declining net sales.” In addition, continuing tensions in the Middle East may result in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

         A small number of customers is responsible for a significant portion of our net sales. Sales to Honeywell, Applied Materials and Emulex represented approximately 43.2%, 22.5% and 8.1%, respectively, of our net sales for the first nine months of 2002. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

         Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the electronics industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations.

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

         In addition, we generate significant accounts receivable in connection with providing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable or unwilling to pay for our services, our results of operations would deteriorate substantially.

Our customers may cancel their orders, change production quantities, or delay production.

         Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we expect to continue to experience reduced lead-times in customer orders. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers would seriously harm our results of operations. When customer orders are changed or cancelled, we may be forced to hold excess inventories and incur carrying costs as a result of delays, cancellations, or reductions in orders or poor forecasting by our key customers.

         In addition, we make significant decisions, including determining the levels of business that we seek and accept, production schedules, component procurement commitments, personnel needs, and other resource requirements based on estimates of customer production requirements. The short-term nature of our customers’ commitments to us, combined with the possibility of rapid changes in demand for their products, reduces our ability to estimate accurately future customer orders. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand could harm our operating results.

         Conversely, customers may on occasion require rapid increases in production. These situations often result in inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements.

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

         In addition, the electronics manufacturing services industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies may require us to make significant capital investments.

We periodically address excess capacity issues through plant closures, which may result in significant charges.

         When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we determine that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, termination of leases, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

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

         We currently have foreign operations in Mexico. We may in the future expand into other foreign countries. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

•	economic or political instability;

•	transportation delays and interruptions;

•	increased employee turnover and labor unrest;

•	incompatibility of systems and equipment used in foreign operations;

•	foreign currency exposure;

•	difficulties in staffing and managing foreign personnel and diverse cultures; and

•	less developed infrastructures.

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

If we are unsuccessful in managing future opportunities for growth, our results of operations will be harmed.

         Our future results of operations will be affected by our ability to successfully manage future opportunities for growth. Rapid growth is likely to place a significant strain on our managerial, operational, financial, and other resources. If this growth materializes, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

Our results of operations are affected by a variety of factors, which could cause our results of operations to fail to meet expectations.

         Our results of operations have varied, and our results of operations may continue to fluctuate significantly from period to period, including on a quarterly basis. Our results of operations are affected by a number of factors, including:

•	timing of orders from and shipments to major customers;

•	mix of products ordered by major customers;

•	volume of orders as related to our capacity at individual locations;

•	pricing and other competitive pressures;

•	component shortages, which could cause us to be unable to meet customer delivery schedules;

•	our ability to minimize inventory obsolescence and bad debt expense risk;

•	our ability to manage effectively inventory and fixed asset levels; and

•	timing and level of goodwill and other long-lived asset impairments.

We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which would cause us to delay shipments to customers.

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

         Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel, including James K. Bass, our President and Chief Executive Officer. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

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

         Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions, and hydrochloric acid solutions containing palladium; waste water that contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We have not incurred significant costs related to compliance with environmental laws and regulations in the prior three years, and we believe that our operations substantially comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge and other environmental permits. Any such revocations could require us to cease or limit production at one or more of our facilities. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

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

We may be subject to risks associated with acquisitions, and these risks could harm our results of operations.

         In 2002, we completed two business combinations and we anticipate that we will seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. The success of recent business combinations will depend on our ability to unite the business strategies, human resources and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.

         The business combinations could cause certain customers to either seek alternative sources of product supply or service, or delay or change orders for products due to uncertainty over the integration of the two companies or the strategic position of the combined company. As a result, we may experience some customer attrition.

         Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:

•	the business fails to achieve anticipated revenue and profit expectations;

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other value;

•	diversion of management’s attention;

•	difficulties in scaling up production and coordinating management of operations at new sites;

•	the possible need to restructure, modify, or terminate customer relationships of the acquired business;

•	loss of key employees of acquired operations; and

•	the potential liabilities of the acquired businesses.

         Accordingly, we may experience problems in integrating the operations associated with any future acquisition. We therefore cannot provide assurance that any future acquisition will result in a positive contribution to our results of operations. In particular, the successful combination with any businesses we acquire will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any business acquired, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm our ability to realize the anticipated benefits of any future acquisition. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs, and the creation of goodwill or other intangible assets that could result in increased amortization or impairment expense.

Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

         As of September 29, 2002, we had outstanding bank debt of approximately $5.3 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

         Significant levels of debt could have negative consequences. For example, it could:

•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal repayment requirements, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if we suffer revenue shortfalls;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs; and

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry if we are unable to borrow additional funds to upgrade our equipment or facilities.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.

         While we believe our capital resources are currently adequate, we may need to raise additional funds for the following purposes:

•	to fund our operations;

•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.

If such funds are not available when required or on acceptable terms, our business and financial results could suffer.

Our stock price may be volatile, and our stock is thinly traded, which could cause investors to lose all or part of their investments in our common stock.

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

         From March 1, 2002 through the third quarter of 2002, the average number of shares of our common stock that traded on the NASDAQ exchange amounted to approximately 8,000 shares per day compared to 27,409,000 issued and outstanding shares. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

         The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	failure to meet the performance estimates of securities analysts;

•	changes in estimates of our net sales and results of operations by securities analysts;

•	announcements about the financial performance and prospects of the industries and customers we serve;

•	announcements about the financial performance of our competitors in the electronic manufacturing services industry;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions; and

•	general stock market conditions.

Our major stockholder controls us and our stock price could be influenced by actions taken by this stockholder. Additionally, this stockholder could prevent a change of control or other business combination, or could effect a “short form” merger without the approval of other stockholders.

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

Item 4. Controls and Procedures

         As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

         Not Applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: November 13, 2002	/s/ James K. Bass

James K. Bass Chief Executive Officer

Date: November 13, 2002	/s/ Peter W. Harper

Peter W. Harper Chief Financial Officer

Date: November 13, 2002	/s/ James A. Doran

James A. Doran Chief Accounting Officer

CERTIFICATION

         I, James K. Bass certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Suntron Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ James K. Bass James K. Bass President and Chief Executive Officer

CERTIFICATION

         I, Peter W. Harper, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Suntron Corporation;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Peter W. Harper Peter W. Harper Chief Financial Officer

Exhibit Index

Exhibit
Number	Description

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Chief Financial Officer