Form 10-K
period 2002-12-31
SUNTRON CORP
filed 2003-04-15
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2002, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	(I.R.S. Employer Identification No.)

2501 West Grandview Road, Phoenix, Arizona 85023

(Address of Principal Executive Offices) (Zip Code)

(602) 789-6600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	Nasdaq National Market

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant, computed as of June 28, 2002, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $21.1 million. This amount is based on 2,496,000 shares held by non-affiliates. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 31, 2003, there were outstanding 27,409,338 shares of the registrant’s Common Stock, $0.01 par value.

Documents Incorporated by Reference

None

SUNTRON CORPORATION

ANNUAL REPORT ON FORM 10-K

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

PART I

ITEM 1.      BUSINESS

Overview

     Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services that target the aerospace and defense, semiconductor capital equipment, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, full systems integration, testing, and after-market repair and warranty services. We offer original equipment manufacturers, or OEMs, the ability to outsource all stages of the product life cycle, including development and design, materials procurement and supply chain management, prototyping, manufacturing and assembly, testing, quality control, and after-market support. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. We believe that our success in the marketplace is primarily attributable to our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

     Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation (referred to together as K*TEC). The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC received 15,119,356 shares of Suntron common stock, representing approximately 55% of our outstanding shares, and the former shareholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, or an aggregate of 12,290,032 shares, representing the approximately 45% balance of our outstanding shares.

     The combination was accounted for as a reorganization of entities under common control. Accordingly, our financial statements have been retroactively adjusted to present the combined results of EFTC since its inception and K*TEC since October 10, 2000 (the date that common control was established).

Manufacturing Services

     We provide a variety of manufacturing services including printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, sheet metal fabrication and powder paint, plastic injection molding, and full systems integration (known as box build), after-market repair and warranty services, and engineering and design services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes. Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability all the way through material procurement, supply chain management, final assembly, and testing, to reduce our customers’ costs and improve their time to market. We provide the following services:

     Design Services. We provide our customers product development and design and test engineering services. Our design for manufacturability and design for testability reviews allow our engineering group to collaborate with our customers early in the design process to reduce variation, cost, and complexity in new designs. Following completion of the initial design, we also offer design services to assist our customers in taking their product to market. Our support teams work closely with our customers through all stages of product planning and production. Our computer systems feature a computer-aided design capability that allows our engineers to collaborate online with a customer’s engineers when developing and changing product designs.

     Prototype Manufacturing Services. We provide quick-turn prototype manufacturing services that provide customers with 24 hour to 10-day turnaround times. Our prototype manufacturing operations, located in Manchester, New Hampshire and Phoenix, Arizona, provide full turnkey solutions to support our customers with new product introduction activities. These services permit our customers to be more competitive by reducing the amount of time required to bring new products to market.

     Materials and Supply Chain Management Services. We consult with our customers and their suppliers early in the component selection process. This early supplier involvement helps ensure an efficient supply stream that focuses not only on cost but also on availability of components and the component life cycle. When material obsolescence affects our customers’ designs, we can provide recommendations on alternative components through our component engineering group. We have developed innovative material planning relationships with a select group of OEMs in the aerospace and defense, semiconductor capital equipment, computer, medical instrumentation, networking, and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. In addition, certain of our customers have internet access to our intranet in order to monitor printed circuit board production quality, board and box build assembly methods, and product throughput in a real-time environment. Each customer’s internet access is secured and tailored for the customer’s unique needs. We further complement our offerings by providing full logistics support that allows the final assembly to be shipped directly to the customer’s end user. This supply chain management ability differentiates us as a resource in enhancing customers’ cost-efficiency and time-to-market.

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

     Testing Services. We offer in-circuit functional testing and environmental “stress” testing that includes temperature and motion/shock/electronic cycle testing. These tests verify that components have been properly placed and electrical continuity exists at the proper places on the circuit card. Functional testing is performed on the in-circuit testers or separate test adapters and verifies that the board or system is in compliance with customer specifications. Environmental tests determine how the product will function at various temperatures and seeks to identify and remove any latent defects that might appear later in the product life cycle.

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

Customers

     Suntron focuses on serving OEMs in industries that have high-mix requirements. Sales to Honeywell International, Inc, Applied Materials, Inc. and Emulex Corporation represented approximately 42%, 22% and 9%, respectively, of our net sales for 2002. The loss of Honeywell, Applied Materials, or Emulex as a customer would, and the loss of any other significant customer could, have a material adverse effect on our financial condition and results of operations.

     The following table presents Suntron’s net sales by industry segment for the years ended December 31, 2000, 2001 and 2002:

	2000	2001	2002

Aerospace and defense	52%	51%	42%
Semiconductor capital equipment	16%	17%	25%
Industrial controls and instrumentation	1%	2%	9%
Networking and telecommunications equipment	17%	21%	18%
Medical equipment	1%	1%	1%
Other	13%	8%	5%

Total	100%	100%	100%

Sales and Marketing

     Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers’ key personnel.

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

     Our sales strategy is to target (1) technology companies with minimal manufacturing capabilities that require “one-stop shopping” service in rapidly evolving sectors and (2) OEMs in our target market that require the outsourcing services in which we specialize. Our vertical integration, coupled with our unique focus on the underserved high-mix needs of our customers, differentiates us from other electronics manufacturing services providers.

     We supplement the efforts of our sales force in the marketing of our services with direct mailings of brochures and other literature, the publication of various white papers, as well as advertisements in trade journals.

Backlog

     Although we obtain firm purchase orders from customers, most customers do not place firm purchase orders for products until 30 to 90 days prior to the delivery date for the finished goods. Backlog covered by firm purchase orders does not demonstrate a meaningful projection of our future sales because orders may be modified or canceled.

Suppliers

     We use numerous suppliers of electronic components and other materials for our operations. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Factors that may affect future results - We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which would cause us to delay shipments to customers.” We attempt to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

Competition

     The electronics manufacturing services industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources. Many of our competitors are more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. Certain of our competitors have broader geographic presence than we do, including manufacturing facilities in Asia, Europe, and South America. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from current and potential customers, which are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.

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

     We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We engage independent contractors for the off-site disposal of these materials. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Factors That May Affect Future Results - Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.”

Employees

     As of March 14, 2003, we had 1,801 full-time equivalent employees, including 1,395 that were engaged in manufacturing operations, 197 in material handling and procurement, and 209 in finance, sales, and administration. As of the same date, we also engaged the full-time services of 338 temporary laborers through employment agencies. None of our employees is subject to a collective bargaining agreement. Our management team believes that the relationship with our employees is good.

Availability of Reports Filed with the Securities and Exchange Commission

     Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.suntroncorp.com/investor/index.html#, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (i) telephonic request by calling 1-888-520-3382, (ii) email request to ir@suntroncorp.com, or (iii) a written request to Suntron Corporation Investor Relations, 2501 West Grandview Road, Phoenix, Arizona 85023.

ITEM 2.      PROPERTIES

     The following table describes locations where our material operations are conducted.

	Year Acquired/	Approximate	Owned/
Location	Opened	Size (Square Feet)	Leased	Primary Use

Sugar Land, Texas	2000	472,000	Owned	Manufacturing
Phoenix, Arizona	1999	145,000	Leased	Manufacturing/
				Headquarters
Lawrence, Massachusetts	2001	73,000	Leased	Manufacturing
Olathe, Kansas	2002	49,000	Leased	Manufacturing
Garner, Iowa	2002	40,000	Leased	Manufacturing
Newberg, Oregon	1998	65,000	Leased	Manufacturing
Austin, Texas	1996	45,000	Leased	Warehouse
Tijuana, Mexico	1999	30,000	Leased	Manufacturing
Manchester, New Hampshire	1998	19,000	Leased	Manufacturing

     In addition, we lease a building in Denver, Colorado where EFTC’s former executive offices were located. We have subleased a significant portion of this building and are actively pursuing a sublease for the remainder of the space. We also lease additional manufacturing facilities in Milpitas and Fremont, California and Plano, Texas, which we have closed. We have subleased a significant portion of our facilities in Milpitas, California and Plano, Texas and we are actively pursuing a sublease of the space in Fremont, California. We own a manufacturing facility in Ottawa, Kansas that we recently closed, and we are marketing this property for sale.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

     Our common stock has been listed on the Nasdaq National Market since March 1, 2002 under the symbol “SUNN”. The following table sets forth the low and high sale prices for the Company’s common stock, as reported on the Nasdaq National Market, for the period from March 1, 2002 through March 31, 2002, and for the last three fiscal quarters of 2002:

Period Ended	Low	High

March 31, 2002	$6.23	$9.35
June 30, 2002	$7.45	$8.50
September 29, 2002	$2.75	$9.80
December 31, 2002	$3.25	$5.50

     As of March 31, 2003, there were approximately 530 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 31, 2003 was $3.41 per share.

Dividends

     Our senior credit facility prohibits the payment of dividends. Suntron has not declared or paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

Recent Sales of Unregistered Securities

     Not applicable.

ITEM 6.     SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2002, are derived from our consolidated financial statements (including financial statements of our predecessors, EFTC Corporation and K*TEC Electronics Holding Corporation) that have been audited by KPMG LLP and Arthur Andersen, LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2001 and 2002, and for each of the years in the three-year period ended December 31, 2002, and the independent auditors’ reports thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	1998	1999	2000	2001	2002

		(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$226,780	$221,864	$463,130	$574,401	$370,797
Cost of goods sold	200,581	229,892	439,210	579,123	398,767

Gross profit (loss)	26,199	(8,028)	23,920	(4,722)	(27,970)
Operating costs and expenses:
Selling, general and administrative expenses	22,838	25,389	27,020	29,619	27,234
Severance, retention, closure and relocation costs	200	300	4,579	228	169
Recapitalization and merger transaction costs	1,048	—	5,336	2,375	312
Related party fees	—	—	2,713	3,750	835
Impairment of long-lived assets	3,342	2,822	1,662	—	21
Goodwill amortization	1,564	1,133	907	2,905	—
Litigation settlement	—	6,400	—	—	—

Operating loss	(2,793)	(44,072)	(18,297)	(43,599)	(56,541)
Interest expense	(4,312)	(6,516)	(10,881)	(12,217)	(2,568)
Reduction in interest due to settlement of dispute	—	—	—	—	1,029
Gain (loss) on sale of assets	400	(20,880)	4,369	764	(166)
Other, net	(104)	(55)	549	551	835

Loss before income taxes and cumulative effect of change in accounting principle	(6,809)	(71,523)	(24,260)	(54,501)	(57,411)
Income tax benefit (expense)	2,631	(2,180)	(287)	(20)	276

Loss before cumulative effect of change in accounting principle	(4,178)	(73,703)	(24,547)	(54,521)	(57,135)
Cumulative effect of change in accounting principle	—	—	—	—	(69,015)

Net loss	$(4,178)	$(73,703)	$(24,547)	$(54,521)	$(126,150)

Net loss applicable to common stockholders- Basic and Diluted	$(4,495)	$(73,703)	$(27,019)	$(55,071)	$(126,150)

Net loss per share applicable to common stockholders- Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(1.22)	$(18.97)	$(3.64)	$(2.29)	$(2.08)
Cumulative effect of change in accounting principle	—	—	—	—	(2.52)

Net loss	$(1.22)	$(18.97)	$(3.64)	$(2.29)	$(4.60)

Number of shares used for computation- Basic and Diluted	3,683	3,886	7,433	24,092	27,409

	Year Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Other Operating Data:
Computation of EBITDA (a)(b)
Loss before cumulative effect of change in accounting principle	$(4,178)	$(73,703)	$(24,547)	$(54,521)	$(57,135)
Income tax expense (benefit)	(2,631)	2,180	287	20	(276)
Interest expense	4,312	6,516	10,881	12,217	2,568
Reduction in interest under settlement	—	—	—	—	(1,029)
Depreciation and amortization expense	6,244	7,242	12,639	25,064	21,987

EBITDA (a)(b)	$3,747	$(57,765)	$(740)	$(17,220)	$(33,885)

Cash Flow Data:
Cash provided (used) by:
Operating activities	$(18,181)	$(9,873)	$(84,062)	$75,543	$22,779
Investing activities	(21,924)	17,752	(171,428)	(16,772)	(7,779)
Financing activities	38,851	(7,786)	288,937	(78,762)	(27,551)

	December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Total assets	$190,666	$131,129	$535,445	$322,639	$172,216
Total debt	54,983	42,994	152,854	43,830	10,856
Stockholders’ equity	94,979	21,278	244,671	230,132	104,011
Total invested capital (c)	149,962	64,272	397,525	273,962	114,867
Liquidity Data:
Working capital (d)	$59,037	$26,232	$216,416	$105,530	$50,372

(a)	EBITDA is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. An EBITDA-based calculation is also used by our lenders in determining compliance with certain financial covenants.

(b)	The primary measure of operating performance is net income (loss). EBITDA should not be construed as alternatives to net income (loss), determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. However, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. For example, the calculation of EBITDA in our amended credit agreement with Citibank is different than the calculation of EBITDA shown above.

(c)	Total invested capital represents total debt plus total stockholders’ equity.

(d)	Working capital represents total current assets less total current liabilities.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Future Results” below and elsewhere in this report.

Organization and Basis of Financial Presentation

     Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions, supplying high-mix services for the aerospace and defense, semiconductor capital equipment, industrial controls, instrumentation, medical, networking, and telecommunications industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing small lots in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

     Suntron was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation. This business combination was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC received 15,119,356 shares of Suntron common stock, and the former stockholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, resulting in the issuance of an additional 12,290,032 shares of Suntron common stock.

     The combination was accounted for as a reorganization of entities under common control. Accordingly, our consolidated financial statements included herein have been retroactively restated to include the combined results of EFTC since its inception and K*TEC since October 10, 2000 (the date that common control was established).

Information About Our Business

     As an electronic manufacturing services company, many of our customers are original equipment manufacturers, or OEMs, that have designed their own products. Our customers request proposals that include key terms such as quality, delivery, and the price to purchase the materials and perform the manufacturing services to make one or more components or assemblies. Generally, the component or assembly that we manufacture is delivered to the customer where it is then integrated into their final product. We price new business with our customers by obtaining raw material quotes from our suppliers and then estimating the amount of labor and overhead that will be required to make the products.

     Before we begin a customer relationship, we typically enter into arrangements that are intended to protect us in case a customer cancels an order after we purchase the raw materials to fill that order. In these circumstances, the customer is generally required to purchase the materials or reimburse us if we incur a loss from liquidating the raw materials.

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

     Impairment of Long-Lived Assets. When we undergo changes in our business, including the closure or relocation of facilities, we often have equipment and other long-lived assets that are no longer needed in continuing operations. When this occurs, we are required to estimate future cash flows and if such cash flows are less than the carrying value of the assets (or asset group, as applicable), we recognize impairment charges to reduce the carrying value to estimated fair value. The determination of future cash flows and fair value tend to be highly subjective estimates. When assets are held for sale and the actual market conditions deteriorate, or are less favorable than those projected by management, additional impairment charges may be required in subsequent periods.

     Effective January 1, 2002, we were required to adopt a new accounting standard that changed the method for evaluating impairment of goodwill. In order to comply with this standard we engaged an independent business valuation firm to determine the fair value of each reporting unit that had goodwill associated with it. The valuation of reporting units is a highly subjective process that can be influenced by a wide range of factors including historical and forecasted results for the reporting unit, interest rates, and political, regulatory, and economic conditions. Because of the volatility of these factors, a significant reduction in the value of a reporting unit may occur in a relatively short period of time, which could result in a material charge for impairment. Effective January 1, 2002, we implemented this new accounting standard and were required to recognize an impairment charge of $69.0 million related to the K*TEC reporting unit. We are required to evaluate potential impairment of goodwill related to other reporting units at least annually and, depending on changes in the fair value of those reporting units at future testing dates, we may need to recognize additional impairment losses that could have a material adverse impact on our results of operations.

     Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas that we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions. As discussed under Impact of Recently Issued Accounting Standards on page 20, new accounting rules are effective for all restructuring activities after December 31, 2002.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements referred to in Item 8 of this Report.

Overview of Statement of Operations

     We recognize revenue when title is transferred to our customers, which predominantly occurs upon shipment from our facilities. Our gross sales are reduced by an allowance for returns to arrive at the net sales reported in our financial statements.

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

     Severance, retention, closure and relocation costs primarily related to costs associated with the closure of administrative offices in 2000 and severance costs due to reductions in our administrative workforce. Severance, retention, relocation and closure costs that relate to manufacturing activities are included in cost of goods sold.

     Recapitalization transaction costs consist of financial advisory fees and legal, accounting and consulting fees related to the recapitalization transaction for EFTC that was completed in 2000. Merger transaction costs relate primarily to costs incurred in connection with the business combination between EFTC and K*TEC, which is described in Note 2 of our consolidated financial statements included in this Report. The costs included fees primarily related to professional fees and printing costs for the combination and related Securities and Exchange Commission filings. The business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations in the period when the costs were incurred.

     Related party fees include management fees and advisory fees paid to affiliates of our majority stockholder.

     Impairment of long-lived assets reflects charges related to administrative assets; impairment of manufacturing assets is included in cost of goods sold.

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

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our top three customers, Honeywell, Applied Materials, and Emulex). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 2000, 2001, and 2002.

	2000	2001	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	94.8%	100.8%	107.5%

Gross profit (loss)	5.2%	(0.8)%	(7.5)%
Operating costs and expenses:
Selling, general, and administrative	5.8%	5.2%	7.4%
Severance, retention, closure, and relocation costs	1.0%	—	—
Recapitalization and merger transaction costs	1.2%	0.4%	0.1%
Related party management and advisory fees	0.6%	0.7%	0.2%
Impairment of long-lived assets	0.4%	—	—
Goodwill amortization	0.2%	0.5%	—

Operating income (loss)	(4.0)%	(7.6)%	(15.2)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2002

     Net Sales. Net sales decreased $203.6 million, or 35.4%, from $574.4 million in 2001 to $370.8 million in 2002. This decrease in 2002 net sales was primarily attributable to significant decreases in net sales across our customer base, including decreases with Honeywell and Emulex of $133.5 million and $32.9 million, respectively. The decrease in net sales in 2002 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace and networking equipment. During 2002, our net sales included $24.2 million of excess inventories that were sold back to our customers pursuant to contractual provisions of our customer agreements. The decrease in net sales in 2002 was partially offset by $20.9 million of net sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc.

     For 2001, Honeywell, Applied Materials, and Emulex accounted for 50%, 15%, and 11%, respectively, of our net sales. For 2002, Honeywell, Applied Materials and Emulex accounted for 42%, 22%, and 9%, respectively, of our net sales.

     For the first quarter of 2003, we do not expect a significant change from the approximately $78 million of net sales that we reported in the fourth quarter of 2002.

     Gross Profit (Loss). Our gross profit decreased $23.3 million from a loss of $4.7 million in 2001 to a loss of $28.0 million in 2002. Similarly, gross profit as a percentage of net sales deteriorated from a loss of 0.8% of net sales in 2001 to a loss of 7.5% of net sales in 2002, primarily due to $13.6 million of restructuring charges, unfavorable changes in product mix, our inability to reduce fixed costs in proportion to the decline in net sales, and nominal gross margins associated with $24.2 million of revenue from the sale of excess inventories in 2002. These adverse changes were partially offset by a $9.1 million reduction in write-downs resulting from excess and obsolete inventories during 2002 compared to 2001.

     During 2002, we decided to close manufacturing facilities in Ottawa, Kansas and Fremont, California, and we took other actions to reduce the size of our workforce. These activities resulted in total charges to cost of goods sold of $13.6 million. The $13.6 million charge consists of $10.1 million for lease exit costs; $2.8 million for impairment of a building and manufacturing equipment; and $0.7 million for severance, retention, and moving costs. The benefits of these restructuring activities are not expected to be fully realized until the first quarter of 2003.

     During 2001, we assessed certain long-lived assets for impairment related to the planned move to a new facility in the Northeast, and the abandonment of manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers during 2001. Accordingly, we recognized an impairment expense of $1.3 million that was included in cost of goods sold in 2001. During 2001, we also recognized charges of $1.4 million for severance costs related to workforce reductions and $0.1 million for lease exit cost related to facility closures.

     Inventory write-downs decreased $9.1 million from $14.5 million, or 2.5% of net sales in 2001 to $5.4 million, or 1.5% of net sales, in 2002. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG & A”) decreased $2.4 million, or 8.1%, from $29.6 million in 2001 to $27.2 million in 2002. The decrease in SG & A in 2002 was primarily attributable to a reduction in selling related expenses, partially offset by an increase in professional fees.

     Severance, Retention, Closure and Relocation Costs. The income statement caption for severance, retention, closure and relocation costs (“SCRC”) only includes costs that were unrelated to manufacturing activities. In 2001 and 2002, we incurred SCRC costs of $0.2 million, primarily for severance costs related to the termination of administrative employees.

     Recapitalization and Merger Transaction Costs. In 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $2.4 million related to the business combination between EFTC and K*TEC.

During 2002, we incurred additional costs of $0.3 million, primarily for professional fees and printing costs. This business combination, which was completed on February 28, 2002, was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the period in which the costs were incurred.

     Related Party Fees. Related party fees decreased $3.0 million, or 77.7%, from $3.8 million in 2001 to $0.8 million in 2002. In 2001, affiliates of our majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank and $0.7 million in connection with the merger of EFTC and K*TEC. During 2001, affiliates of our majority stockholder charged management fees of $1.3 million. Effective March 1, 2002, a new management fee arrangement was effective which provides for annual fees of $0.8 million.

     Goodwill amortization. During 2001, goodwill amortization included $0.3 million related to the 1997 acquisition of Current Electronics, Inc. and $2.6 million related to the 2000 acquisition of K*TEC from Kent Electronics. Effective January 1, 2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

     Interest Expense. Interest expense decreased $9.6 million, or 79.0%, from $12.2 million in 2001 to $2.6 million in 2002, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $85.9 million in 2001 to $16.7 million in 2002. Our weighted average interest rate (computed without regard to amortization of debt issuance costs) also decreased from 9.9% in 2001 to 9.4% in 2002. The most significant event leading to lower borrowings and interest rates in 2002 was the May 2001 conversion to common stock of over $59 million of Convertible Notes held by Thayer-Blum Funding. These notes accrued interest at 8.875% and were converted to 5,940,837 shares of Suntron common stock in May 2001 as a condition of the K*TEC merger agreement.

     Lower interest rates on our revolving credit facilities in 2002 also contributed to the reduction in interest expense. The prime rate decreased by approximately 4.75 percentage points during 2001 and the prime rate decreased by one-half percentage point in 2002. These reductions in the prime rate also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, the positive impact of lower prime and LIBOR rates in 2002 was partially offset by an increase in the margin in excess of these rates due to the November 2001 amendment to our credit agreement with Citibank. Additionally, as we reduce the principal balance on the revolver, we are still subject to a 0.5% commitment fee on the unused portion of the facility and these fees accounted for about two percentage points of our 9.4% effective interest rate in 2002.

     A portion of the purchase price for the October 2000 acquisition of K*TEC was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute, and the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. This note, which provided for interest at 14%, was repaid in May 2002. This settlement also resulted in a $1.0 million benefit in 2002 due to elimination of previously accrued interest on the portion of the principal balance that was eliminated in the settlement.

     Gain (Loss) on Sale of Assets. In April 2001, we entered into a settlement agreement with respect to the earn-out calculation related to the 1999 sale of our Services Division. As a result of this agreement, we received a final payment of $0.6 million that accounted for $0.6 million of the gain on sale of assets in 2001. In 2001, we also recognized a gain of $0.2 million from the sale of equipment. In 2002, we recognized a loss from the sale of equipment for $0.2 million.

     Income Taxes. K*TEC and EFTC reported their results separately for income tax purposes in 2000 and 2001. In 2000, K*TEC generated earnings that resulted in an income tax provision of $0.3 million. In 2001, K*TEC incurred a significant net loss which resulted in a tax benefit of $0.3 million. However, in 2001 EFTC generated earnings that resulted in alternative minimum tax liability of $0.3 million, resulting in nominal tax expense for 2001 on a combined basis. In 2002, the tax laws changed and the alternative minimum tax liability that we accrued in 2001 was eliminated, resulting in a tax benefit of $0.3 million for 2002.

     Cumulative Effect of Change in Accounting for Goodwill. During the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, which resulted in the requirement to perform a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach.

          We engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. We concluded that goodwill related to the K*TEC reporting unit was impaired for the entire carrying value, which resulted in an impairment loss of $69.0 million. This impairment loss was recorded as the cumulative effect of a change in accounting principle.

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

     Net Sales. Net sales increased $111.3 million, or 24.0%, from $463.1 million in 2000 to $574.4 million in 2001. This increase in net sales in 2001 was primarily attributable to a full year of operations related to the October 2000 acquisition of K*TEC. Net sales related to the customers of K*TEC accounted for $135.7 million of net sales in 2000 and $226.4 million in 2001, an increase of $90.7 million. The increase in net sales in 2001 was also attributable to an increase of approximately $51.7 million in sales to Honeywell. Despite the overall increase in net sales in 2001, we experienced sequential quarterly declines in net sales throughout 2001, which was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace, semiconductor capital equipment and networking equipment.

     For 2000, Honeywell, Applied Materials, and Emulex accounted for 51%, 15%, and 6%, respectively, of our net sales. For 2001, Honeywell, Applied Materials and Emulex accounted for 50%, 15%, and 11%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit decreased $28.6 million from a profit of $23.9 million in 2000 to a loss of $4.7 million in 2001. Similarly, gross profit as a percentage of net sales deteriorated from a profit of 5.2% of net sales in 2000 to a loss of 0.8% of net sales in 2001. During 2001, we began experiencing sharp sequential reductions in quarterly net sales which resulted in several facilities that were substantially under utilized. While we took actions as described below, it was not possible to reduce fixed costs in proportion to the drop in net sales. The decrease in gross profit in 2001 was also attributable to an increase in losses due to excess and obsolete inventories of $7.4 million, and an increase of $1.3 million in restructuring charges.

     In response to poor factory utilization in 2001, we decided to close a manufacturing facility in Plano, Texas, and we took other actions to reduce the size of our workforce. These activities resulted in total charges to cost of goods sold of $2.8 million, including $1.4 million for severance and retention payments related to workforce reductions and the relocation of certain employees.

     In connection with the relocation of our Northeast facility in 2001, we assessed certain long-lived assets for impairment and we also decided to abandon certain manufacturing-related software that is no longer expected to be used. Due to changes in our customers and product mix, in 2001 we also assessed the carrying value of intellectual property and manufacturing equipment related to those customers. Accordingly, we recognized an aggregate impairment charge of $1.3 million that was included in cost of goods sold in 2001.

     Inventory write-downs increased $7.4 million, from $7.1 million or 1.5% of net sales in 2000, to $14.5 million or 2.5% of net sales in 2001. This increase in inventory write-downs in 2001 resulted primarily from the reduction in demand that resulted from the precipitous decline in net sales that we experienced during 2001.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $2.6 million, or 9.6%, from $27.0 million in 2000 to $29.6 million in 2001. In 2000, SG & A expenses included $3.1 million for consulting services intended to accelerate operational improvement at several of our facilities. SG & A in 2000 also included a charge of $1.9 million for accelerated depreciation and amortization of assets that were not expected to be utilized after the 2000 relocation of corporate headquarters to Phoenix. Finally, the results in 2000 included approximately $0.6 million for SG & A at divisions that were sold or closed by September 2000.

     In addition to the charges discussed above, the increase in SG & A during 2001 was attributable to the October 2000 acquisition of K*TEC, which accounted for SG & A costs of $3.3 million in 2000 and $12.3 million in 2001. The 2001 increase in SG & A related to K*TEC was partially offset by reductions in administrative expenditures as we reduced the administrative workforce and other costs in response the lower levels of business activity as our sales declined throughout the year.

     Severance, Retention, Closure and Relocation Costs. The income statement caption for severance, retention, closure and relocation costs (“SCRC”) only includes such costs that were unrelated to manufacturing activities. We recognized SCRC charges totaling $4.6 million in 2000 for severance, recruiting, and other costs associated with changes in management and the relocation of corporate headquarters. In 2001, we incurred SCRC costs of $0.2 million, primarily for severance costs related to the termination of administrative employees.

     Recapitalization and Merger Transaction Costs. In March 2000, we completed the first stage of a recapitalization that resulted in a cash infusion of $68.0 million. In connection with this transaction, we incurred charges totaling $5.3 million, including $1.6 million for financial advisor fees paid to unrelated parties, a fee of $0.8 million paid to Thayer-Blum Funding, costs of $0.8 million related to a shareholder meeting to approve the recapitalization, and costs for legal, accounting, and management consultant services of $2.1 million. We capitalized costs associated with the issuance of senior subordinated exchangeable notes and a revolving credit agreement, and all other costs were charged to operations in 2000.

     In 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $2.4 million related to the business combination between EFTC and K*TEC. This business combination, which was initiated in May 2001 and completed in February 2002, was accounted for as a reorganization of entities under common control. Accordingly, these costs were charged to operations in the period in which the costs were incurred.

     Related Party Fees. Related party fees increased $1.0 million, or 38.2%, from $2.7 million in 2000 to $3.7 million in 2001. In 2000, affiliates of our majority stockholder charged fees of $2.3 million for investment advisory services related to the October 2000 purchase of K*TEC from Kent Electronics. In 2001, affiliates of our majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank and $0.7 million in connection with the merger of EFTC and K*TEC. During 2000, affiliates of our majority stockholder charged management fees of $0.4 million and in 2001 management fees amounted to $1.3 million.

     Impairment of Long-lived Assets. In 2000, we recognized an impairment charge of $1.7 million, including $1.3 million for software that we decided to abandon. During 2001, we recognized impairment of manufacturing assets, but the amounts were charged to cost of goods sold as discussed above under the caption “Gross Profit.”

     Goodwill amortization. During 2000, goodwill amortization included $0.3 million related to the 1997 acquisition of Current Electronics, Inc. and $0.6 million related to the 2000 acquisition of K*TEC from Kent Electronics. During 2001, goodwill amortization included $0.3 million related to the 1997 acquisition of Current Electronics, Inc. and $2.6 million related to the 2000 acquisition of K*TEC.

     Interest Expense. Interest expense increased $1.3 million, or 12.3%, from $10.9 million in 2000 to $12.2 million in 2001. The increase in interest expense in 2001 was primarily due to the November 2001 amendment to our Citibank credit facility, which resulted in $2.6 million of accelerated amortization. This charge was partially offset by lower rates on our revolving credit facilities due to reductions in prime and LIBOR interest rates. The prime rate increased by one percentage point in 2000, followed by a decrease of nearly five percentage points during 2001. The 2001 reductions in the prime rate favorably impacted our interest expense, since the interest rates under our revolving lines of credit fluctuate based on the prime and LIBOR rates.

     Gain (Loss) on Sale of Assets. During 1999, we recognized a loss of $20.6 million in connection with the sale of substantially all of the assets of our Services Division. The 1999 loss gave effect to the deferral of $2.5 million of the proceeds for a post-closing earn-out contingency. During 2000, the purchaser agreed to pay $1.9 million under the earn-out contingency provision of the sales agreement. Accordingly, we recognized a gain of $4.4 million in 2000, consisting of $2.5 million of the 1999 proceeds that we were entitled to retain and the additional consideration of $1.9 million that the purchaser agreed to pay in 2000. However, in the fourth quarter of 2000 we notified the purchaser that we believed we were entitled to a higher payment than their calculation of $1.9 million.

     In April 2001, we entered into a settlement agreement with respect to the earn-out calculation. As a result of this agreement, we received a final payment of $0.6 million that accounted for $0.6 million of the gain on sale of assets in 2001. In 2001, we also recognized a gain of $0.2 million from the sale of equipment.

     Income Taxes. K*TEC and EFTC reported their results separately for income tax purposes in 2000 and 2001. In 2000, K*TEC generated earnings that resulted in an income tax provision of $0.3 million.

     In 2001, K*TEC incurred a significant net loss which resulted in a tax benefit of $0.3 million. However, in 2001 EFTC generated earnings that resulted in a tax liability of $0.3 million, resulting in nominal tax expense on a combined basis.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities was $75.5 million in 2001 compared to $22.8 million in 2002. The difference between our net loss in 2002 of $126.2 million and $22.8 million of cash provided by operating activities was primarily attributable to the $69.0 million cumulative effect adjustment related to the change in accounting for goodwill, a reduction in inventories of $42.9 million, $22.0 million of depreciation and amortization expense, an increase in liabilities for severance, retention, closure and relocation costs of $8.5 million, a decrease of $5.0 million in trade receivables, and $2.8 million of impairment expense, partially offset by a decrease of $1.8 million in accrued compensation and benefits.

     Days sales outstanding (based on net sales for the year and net trade receivables outstanding at the end of the year) amounted to 20 days in 2001 and 29 days in 2002.

     Inventories decreased 36.9% to $67.4 million at December 31, 2002, compared to $106.8 million at December 31, 2001. Inventory turns (i.e., cost of goods sold for the year, excluding restructuring charges, divided by period end inventory) amounted to 5.4 times in 2001, compared to 5.7 times in 2002. The improvement in inventory turns in 2002 is due in part to our success in selling excess inventories to our customers pursuant to contractual agreements with those customers, and by effectively reducing the levels of inventories in response to lower customer sales forecasts.

     Cash Flows from Investing Activities. Net cash used by investing activities in 2001 was $16.8 million, compared with net cash used by investing activities of $7.8 million in 2002. Investing cash flows in 2002 reflect the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $2.3 million for other capital expenditures.

     Cash Flows from Financing Activities. Net cash used by financing activities in 2001 was $78.8 million, compared with net cash used by financing activities of $27.6 million in 2002. During 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $21.0 million, the repayment of $5.3 million of debt to the former parent of K*TEC, the payment of $0.3 million of debt issuance costs related to the credit facility with Citibank, and a decrease in outstanding checks in excess of cash balances of $0.9 million.

Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2002 (Dollars in Thousands):

	Long-term	Non-cancelable
	Debt	Operating
	(Citibank)	Leases	Total

Year ending December 31:
2003	$—	$8,937	$8,937
2004	—	7,264	7,264
2005	10,856	6,157	17,013
2006	—	5,676	5,676
2007	—	3,878	3,878
After 2007	—	2,264	2,264

	$10,856	$34,176	$45,032

     The amounts shown above for non-cancelable operating leases include $11.6 million, which has been included in the determination of our liability for lease exit costs which is recorded on our balance sheet at December 31, 2002. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have decided to close. Non-cancelable operating lease obligations (net of the accrued liability for lease exit costs) represent the only off-balance-sheet financing activities into which we have entered.

     We believe we will be able to fund the non-cancelable operating lease obligations from operating cash flows during the periods that payments are required. If we have not repaid outstanding borrowings from cash flow that may be generated over the next three years, upon maturity of the Citibank credit facility in 2005, we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

     Capital Resources. Our working capital at December 31, 2002 totaled $50.4 million compared to $105.5 million at December 31, 2001. The $55.1 million decrease in working capital was primarily attributable to a $39.4 million reduction in inventories and a $12.6 million reduction in cash and equivalents.

     At December 31, 2002, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $54.3 million, and we had outstanding borrowings of approximately $10.9 million and an outstanding letter of credit of $0.3 million under this credit facility. Accordingly, as of December 31, 2002, we had unused availability of $43.1 million. At December 31, 2002, we also had cash and equivalents of $1.6 million, resulting in aggregate existing capital resources of $44.7 million.

     On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Bank of America, N.A. was repaid in March 2002, and we are now a party to the credit facility with Citibank, N.A. that K*TEC entered into in January 2001. As a result of the substantial net loss in 2002, we would have violated year-end restrictive covenants for EBITDA and tangible net worth as contained in the credit agreement with Citibank. On March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003. In addition, on April 11, 2003, Citibank agreed to amend the credit facility to provide less stringent covenants for EBITDA and tangible net worth, and we believe we will be able to comply with the revised covenants. The amended facility continues to provide a revolving line of credit of up to $75.0 million, and the maturity date was extended until April 2005. Borrowings under the amended credit facility will bear interest at the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

     Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. During the first quarter of 2003, updated inventory and equipment appraisals related to the borrowing base determinations were completed. After giving effect to the revised appraisals and other changes resulting from the April 2003 amendment, the borrowing base calculation would have permitted borrowings up to $46.9 million as of April 11, 2003. After deducting outstanding borrowings of $17.4 million, we had additional borrowing availability of approximately $29.5 million under the amended credit facility as of April 11, 2003.

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

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants as discussed above. While the EBITDA financial covenant included in the April 2003 amended credit agreement is less stringent than the previous agreement, we will generally be required to demonstrate sequential quarterly improvements in our financial performance beginning in the third quarter of 2003. If we violate the financial covenants in the future, there can be no assurance that Citibank would waive our noncompliance. In these circumstances, Citibank could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. There can be no assurance that we would be successful in securing additional financing, and even if we would be successful, the terms may be less favorable than we currently have with Citibank.

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

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, plant closures in Ottawa, Kansas and Fremont, California that were announced in the third quarter of 2002 were not accounted for under Statement 146.

     In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 is effective for fiscal years beginning after December 15, 2002 and amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 as of December 31, 2002. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under Statement 123.

Factors That May Affect Future Results

     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occurs, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to stockholders, future press releases, other SEC filings, or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”

We have experienced declining net sales.

     Our net sales declined throughout 2001 from $197.9 million in the first quarter to $86.0 million in the fourth quarter. During 2002, our net sales have increased to $92.6 million in the first quarter, $100.4 million in the second quarter and $99.5 million in the third quarter. For the fourth quarter of 2002, we experienced a sharp decline in net sales to $78.3 million, as a result of the continuing soft demand in the end markets served by our customers, specifically aerospace and semiconductor capital equipment. For the first quarter of 2003, we do not expect a significant change from the approximately $78 million of net sales that we reported in the fourth quarter of 2002.

We are dependent upon the highly competitive electronics industry, and excess capacity or decreased demand for products produced by this industry could result in increased price competition as well as a decrease in our gross margins and unit volume sales.

     Our business is heavily dependent on the electronics manufacturing services industry, which is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign electronic manufacturing services firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Manufacturers Services, Ltd.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; SMTC Corporation; Solectron Corporation; Sypris Electronics, LLC; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing or marketing resources than we do. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, many of our competitors have a broader geographic presence, including manufacturing facilities in Asia, Europe, and South America.

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

     A significant percentage of our net sales are generated from the aerospace, semiconductor capital equipment, industrial controls and instrumentation, medical equipment, networking and telecommunications equipment segments of the electronics industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.

We are dependent on the aerospace industry.

     Our principal customer is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace segment of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations over the past year. See “—We have experienced declining net sales.” In addition, continuing tensions in the Middle East, including the war in Iraq, have resulted in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

     A small number of customers is responsible for a significant portion of our net sales. Sales to Honeywell, Applied Materials and Emulex represented approximately 42%, 22%, and 9%, respectively, of our net sales in 2002. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     We may schedule certain of our production facilities at less than full capacity to retain our ability to respond to additional quick turnaround orders. However, if these orders are not received, we may forego some production and could experience excess capacity. When we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will fall. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick turnaround services exceed our capacity during that period.

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

     When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we determine that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

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

     In 2002, we completed two business combinations and we anticipate that we will seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. The long-term success of recent business combinations will depend on our ability to unite the business strategies, human resources and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.

     Future business combinations could cause certain customers to either seek alternative sources of product supply or service, or delay or change orders for products due to uncertainty over the integration of the two companies or the strategic position of the combined company. As a result, we may experience some customer attrition.

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

     As of December 31, 2002, we had outstanding bank debt of approximately $10.9 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     From March 1, 2002 through December 31, 2002, the average number of shares of our common stock that traded on the NASDAQ exchange amounted to approximately 7,000 shares per day compared to 27,409,000 issued and outstanding shares. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On January 26, 2001, the Company entered into a revolving line of credit agreement with Citibank, N.A. The amended credit agreement provides for total borrowings up to $75 million. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $750,000. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table, together with the accompanying text, presents certain information, as of March 31, 2003, with respect to each of our executive officers and directors.

Name	Age	Position(s) Held With the Company

James K. Bass	46	Chief Executive Officer, President and Director

John W. Briant	37	Vice President of Materials, Quality and Process Management

James A. Doran	48	Vice President, Controller and Chief Accounting Officer

Michael Eblin	40	Chief Operating Officer

R. Michael Gibbons	44	Executive Vice President of New Business Development

Oscar A. Hager	47	Vice President of Human Resources

Peter W. Harper	41	Chief Financial Officer and Secretary

John H. Kulp	45	Vice President of Sales and Marketing

Kevin Sauer	39	Vice President of Information Technology

Allen S. Braswell, Jr.	44	Director

Fred A. Breidenbach	56	Director

Jeffrey W. Goettman	43	Chairman of the Board and Director

Douglas P. McCormick	33	Director

Jose S. Medeiros	34	Director

Richard L. Monfort	48	Director

James C. Van Horne	67	Director

John C. Walker	41	Director

     James K. Bass has served as our Chief Executive Officer and President and as a director since May 2001 and as EFTC’s Chief Executive Officer since July 2000. From 1996 to June 2000, Mr. Bass was a senior vice president of Sony Corporation, a company engaged in the development, design, manufacture and sale of various kinds of electronic equipment, instruments and devices for consumer and professional markets. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Company, a company engaged in the development, manufacturing and marketing of a wide variety of products for the generation, transmission, distribution, control, and utilization of electricity. Mr. Bass also serves as a director of TTM Technologies, Inc., a provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards which is also an affiliate of Thayer Capital Partners.

     John W. Briant has served as our Vice President of Materials, Quality and Process Management since February 2002. Mr. Briant served as EFTC’s Vice President of Material and Logistics from October 1999 to February 2002. Mr. Briant served as the Director of Process and Quality Management of EFTC from July 1998 to September 1999. Prior to joining EFTC, Mr. Briant held various management, procurement, and engineering positions at AlliedSignal from 1993 to 1998 and was responsible for the development of their corporate supply base for Electronic Manufacturing Services and Printed Wiring Boards. Prior to that, he held engineering positions with Honeywell’s Business and Commuter Aviation Division, a manufacturer of aerospace products and services.

     James A. Doran has served as our Vice President, Controller and Chief Accounting Officer since February 2002. Mr. Doran served as EFTC’s Controller from September 1999 to February 2002, and Mr. Doran was a member of the Board of Directors of EFTC from 1993 until 2000. Prior to joining EFTC, from 1994 to September

1999, Mr. Doran served as a Senior Audit Manager with Hein & Associates LLP, a public accounting and consulting firm.

     Michael Eblin has served as our Chief Operating Officer since February 2002. Mr. Eblin served as the Senior Vice President of Operations of EFTC from July 2000 to February 2002. From 1995 to June 2000, Mr. Eblin was Director of Operations of Sony Corporation. Prior to that, Mr. Eblin held various management positions in the Electronics Controls division of United Technologies and Hughes Electronics, part of General Motors Corporation, an automobile manufacturer and communications systems and financial services provider.

     R. Michael Gibbons has served as our Executive Vice President of New Business Development since February 2002. Mr. Gibbons served as the President and Chief Executive Officer of K*TEC from May 2000 to February 2002. From January 1998 to May 2000, Mr. Gibbons served as Executive Vice President and General Manager of K*TEC and from February 1997 to January 1998 as Corporate Quality Director of K*TEC. From July 1984 to February 1997, Mr. Gibbons worked in various capacities in the electronics manufacturing industry at Schlumberger Oilfield Services.

     Oscar A. Hager has served as our Vice President of Human Resources since February 2002. Mr. Hager served as EFTC’s Vice President of Human Resources from November 2000 to February 2002. From April 1999 to October 2000, Mr. Hager was EFTC’s Director of Human Resources for Southwest Commercial Operations. Prior to joining EFTC, Mr. Hager spent fifteen years with Honeywell’s Commercial Aviation group, a manufacturer of commercial avionics equipment, in various human resource management capacities. Prior to joining Honeywell, Mr. Hager held various human resource positions in the aerospace industry.

     Peter W. Harper has served as our Chief Financial Officer and Secretary since May 2001. Mr. Harper has served as the Chief Financial Officer of EFTC since July 2000. From 1996 to June 2000, Mr. Harper served as Vice President of Finance at Iomega Corporation, a company that designs, manufactures and markets personal and professional storage solutions for users of personal computers and consumer electronics devices. Prior to that, Mr. Harper spent 12 years in various management positions at General Electric Company.

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

     Allen S. Braswell, Jr. has served as a director since October 2001. Mr. Braswell has engaged in private investment activities as his principal occupation since December 2000. From September 1999 until such time, Mr. Braswell served as President of Jabil Global Services, a subsidiary of Jabil Circuit, Inc. engaged in electronic product service and repair, which was purchased by EFTC from affiliates of Mr. Braswell in September 1997 and sold to Jabil Circuit in September 1999. Mr. Braswell also served as President of the predecessors of Jabil Global Services since October 1996.

     Fred A. Breidenbach has served as a director since October 2001. Mr. Breidenbach has served as the principal of FA Breidenbach & Associates, LLC, a management consulting firm providing services to the aerospace industry, since November 1997. From April 1993 until July 1997, Mr. Breidenbach served as President and Chief Operating Officer of Gulfstream Aerospace Corporation (now a subsidiary of General Dynamics).

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

     Jose S. Medeiros has served as a director since October 2001. Mr. Medeiros has been a Partner in Blum Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm, since August 2000 and Vice President since August 1998. From June 1996 to August 1998, Mr. Medeiros served as a Vice President in the Technology Mergers & Acquisitions group of Robertson Stephens & Co., Inc. From January 1990 to June 1996, Mr. Medeiros served as an Associate at McKinsey & Company.

     Richard L. Monfort has served as a director since October 2001. Mr. Monfort has been engaged in private investment activities as his principal occupation since June 1995. From July 1989 to June 1995, Mr. Monfort served as President and Chief Operating Officer of ConAgra Red Meat Companies, a division of ConAgra Foods Inc. engaged in beef, pork and lamb production. Mr. Monfort also serves as a director of Famous Dave’s of America, Inc., an owner and operator of restaurants.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, during fiscal year 2002, that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements, except that our directors and executive officers inadvertently filed their respective Initial Statements of Beneficial Ownership of Securities on Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information concerning the compensation paid by Suntron (including EFTC and K*TEC) for the fiscal years ended December 31, 2002, 2001, and 2000 to our Chief Executive Officer and each of the four other most highly compensated individuals who now serve as executive officers of Suntron, as well as their titles with Suntron.

Summary Compensation Table

					Long Term Compensation

	Annual Compensation				Awards	Payouts

				Other Annual	Securities	LTIP
				Compensation	Underlying	Payouts	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)(1)	Options(#)(2)	($)	Compensation($)

James K. Bass (3)	2002	$300,000	$—	$—	227,000	$—	$—
Chief Executive	2001	300,000	300,000	—	13,750	—	—
Officer and President	2000	126,918	135,500	—	225,000	—	42,133	(4)
John H. Kulp (5)	2002	170,004	—	—	40,750	—	70,707	(4)
Vice President of	2001	9,808	7,000	—	25,000	—	25,000	(6)
Sales and Marketing	2000	—	—	—	—	—	—
Michael Eblin (3)	2002	200,004	—	—	132,500	—	—
Chief Operating	2001	200,004	140,000	—	8,750	—	—
Officer	2000	74,712	80,125	—	75,000	—	38,245	(4)
R. Michael Gibbons	2002	200,538	—	—	32,500	—	—
Exec.Vice President-	2001	198,000	25,000	—	197,310	—	—
New Business Dev.	2000	220,000	100,000	—	—	—	—
Peter W. Harper (3)	2002	200,004	—	—	65,000	—	—
Chief Financial	2001	200,004	100,000	—	15,000	—	—
Officer and Secretary	2000	81,827	60,125	—	37,500	—	36,463	(4)

(1)	Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)	Represents options to purchase shares of Suntron common stock, after giving effect to the assumption of EFTC and K*TEC options upon the completion of the combination and the applicable exchange ratios.

(3)	Messrs. Bass, Eblin, and Harper joined the Company in July 2000.

(4)	Represents payment to defray moving expenses related to relocation to Phoenix, Arizona in connection with employment with the Company.

(5)	Mr. Kulp joined the Company in December 2001.

(6)	Represents a sign-on bonus.

Stock Option Grants

     Suntron did not grant any stock appreciation rights in 2002. The following table sets forth information concerning the grant of stock options in 2002 to Suntron’s Chief Executive Officer and the other executive officers named in the Summary Compensation Table above.

Option Grants In Last Fiscal Year

	Individual Grants

	Number of					Potential Realizable Value at
	Securities	% of Total		Grant		Assumed Annual Rates of
	Underlying	Options		Date		Stock Price Appreciation for
	Options	Granted to	Exercise or	Market		Option Terms(3)
	Granted	Employees in	Base Price	Value	Expiration
Name	(#)(1)	Fiscal Year (2)	($/Share)	($/Share)	Date	5%($)	10%($)

James K. Bass	164,500	20.3%	$10.52	$8.00	4/23/12	$413,085	$1,682,825
James K. Bass	62,500	7.7%	3.74	3.74	12/29/12	147,004	372,537
John H. Kulp	22,000	2.7%	10.52	8.00	4/23/12	55,245	225,059
John H. Kulp	18,750	2.3%	3.74	3.74	12/29/12	44,101	111,761
Michael Eblin	95,000	11.7%	10.52	8.00	4/23/12	238,560	971,844
Michael Eblin	37,500	4.6%	3.74	3.74	12/29/12	88,202	223,522
R. Michael Gibbons	20,000	2.5%	10.52	8.00	4/23/12	50,223	204,599
R. Michael Gibbons	12,500	1.5%	3.74	3.74	12/29/12	29,401	74,507
Peter W. Harper	40,000	4.9%	10.52	8.00	4/23/12	100,446	409,198
Peter W. Harper	25,000	3.1%	3.74	3.74	12/29/12	58,802	149,015

(1)	Represents options to purchase shares of Suntron common stock that become exercisable for 25% of the underlying shares on the first anniversary of the date of grant and for the balance in equal semi-annual installments over the three-year period thereafter, so long as the executive remains employed.

(2)	The percentages shown above are based on an aggregate of 808,750 options for shares of Suntron common stock that were granted to employees for the year ended December 31, 2002.

(3)	Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe this method accurately illustrates the potential value of a stock option.

Stock Option Exercises and Values for Fiscal 2002

     The following table sets forth information with respect to Suntron’s Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2002 and unexercised options held by them as of the end of such fiscal year:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

			Number of Unexercised Options		Value of Unexercised
	Shares		at		In-the-Money Options at
	Acquired		December 31, 2002		December 31, 2002($)(1)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

James K. Bass	—	$—	68,875	396,875	$—	$58,125
John H. Kulp	—	—	2,500	63,250	—	17,438
Michael Eblin	—	—	15,875	200,375	—	34,875
R. Michael Gibbons	—	—	39,462	190,348	—	11,625
Peter W. Harper	—	—	9,000	108,500	—	23,250

(1)	The closing sales price per share for Suntron common stock as reported by the Nasdaq National Market on December 31, 2002 was $4.67. The option value is calculated by multiplying (a) the positive difference, if any, between $4.67 and the option exercise price by (b) the number of shares of common stock underlying the option.

Equity Compensation Plan Information

     The following table sets forth certain information, as of December 31, 2002, regarding shares of our common stock that may be issued upon the exercise of options under our only stock option plan (the Amended and Restated 2002 Stock Option Plan).

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected in Column(a))

Equity Compensation Plans Approved by Stockholders	2,138,508	$12.04	2,861,492
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,138,508	$12.04	2,861,492

Employment Agreements and Change of Control Arrangements

     James K. Bass, our Chief Executive Officer and President, has entered into an employment agreement that provides for him to be employed as Chief Executive Officer for a term ending on December 31, 2003, which term automatically extends for successive one-year periods until the agreement is terminated. Mr. Bass’ agreement provides for a minimum annual base salary of $300,000 and incentive-based bonus compensation in an amount determined by the compensation committee of our board of directors. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Bass’ base salary and prorated bonus compensation for a period of one year from the date of termination.

     R. Michael Gibbons, one of our Vice Presidents, has entered into an employment agreement that provides for an initial term that ended on March 9, 2002, but has been extended until the agreement is terminated by Mr. Gibbons or Suntron. Mr. Gibbons’ agreement provides for a minimum annual base salary of $220,000. From July 2001 through August 2002, Mr. Gibbons participated in a cost reduction program, along with several other executives of the Company, whereby salaries were reduced by 10%. Suntron may terminate his employment agreement with or without cause. In the case of a termination without cause, Suntron must continue to pay Mr. Gibbons’ base salary and prorated bonus compensation for a period of one year from the date of termination. In the case of a termination with cause, however, Suntron must continue to pay Mr. Gibbons’ base salary for a period of six months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to our common stock beneficially owned as of March 31, 2003 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.

	Shares Beneficially Owned

Name of Beneficial Owner(1)	Number	Percent (2)

Thayer-Blum Funding III, L.L.C. (3)	24,582,191	89.7%
James K. Bass (4)	111,375	*
Allen S. Braswell, Jr. (5)	224,025	*
Fred A. Breidenbach (6)	10,200	*
Jeffrey W. Goettman (7)	24,582,191	89.7%
Douglas P. McCormick (7)	24,582,191	89.7%
Jose S. Medeiros (7)	24,582,191	89.7%
Richard L. Monfort (8)	111,361	*
James C. Van Horne (9)	4,300	*
John C. Walker (7)	24,582,191	89.7%
John W. Briant (10)	29,750	*
James A. Doran (11)	27,342	*
Michael Eblin (12)	40,500	*
R. Michael Gibbons (13)	44,462	*
Oscar A. Hager (14)	14,375	*
Peter W. Harper (15)	20,500	*
John H. Kulp (16)	8,000	*
Kevin Sauer (17)	12,077	*
All directors and executive officers as a group (17 persons) (7)(18)	25,240,458	91.0%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each person listed on the table is 2501 West Grandview Road, Phoenix, Arizona 85023.

(2)	We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2003, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,409,338 shares of our common stock outstanding as of March 31, 2003.

(3)	Thayer-Blum Funding III, L.L.C. is owned as follows: 59.94% by Thayer Equity Investors IV, L.P., 0.04% by TC Manufacturing Holdings, L.L.C., 0.02% by TC KCo, L.L.C., 34.4% by Blum Strategic Partners, L.P., and 5.6% by Blum (K*TEC) Co-Investment Partners, L.P.

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

The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4)	Consists of 111,375 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(5)	Includes 37,520 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell is a general partner; 2,750 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.’s father, is the trustee; 8,750 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation (“BIC”) is a general partner; 136,522 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner; and 1,800 shares issuable pursuant to options that are exercisable within 60 days of March 31, 2003. Allen S. Braswell, Jr. is president of BIC.

(6)	Includes 1,700 shares issuable pursuant to options currently exercisable or exercisable within 60 days of March 31, 2003.

(7)	Reflects 24,582,191 shares held by Thayer-Blum. See footnote 3. Messrs. Goettman, McCormick, Medeiros, and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(8)	Includes 67,875 shares held by the Monfort Family Partnership; 23,168 shares held by a partnership in which Mr. Monfort is the principal investor; 11,518 shares owned by three of Mr. Monfort’s minor children; and 8,800 shares issuable pursuant to options that are currently exercisable within 60 days of March 31, 2003.

(9)	Includes 1,800 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(10)	Consists of 29,750 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(11)	Includes 27,250 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(12)	Consists of 40,500 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(13)	Consists of 44,462 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(14)	Includes 14,250 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(15)	Consists of 20,500 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(16)	Consists of 8,000 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

(17)	Consists of 12,077 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003

(18)	Includes 322,264 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2003.

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

Thayer-Blum Management Fees

     During the first two months of 2002, EFTC and K*TEC paid Thayer-Blum affiliates management fees of $42,000 and $167,000, respectively. These management fee arrangements were terminated on February 28, 2002 and a new agreement between Suntron and Thayer-Blum affiliates was put in place. Under this new agreement, Thayer-Blum is entitled to annual fees of $750,000. During 2002, we incurred management fees of $625,000 pursuant to this new agreement, resulting in total fees paid to Thayer-Blum affiliates in 2002 of approximately $835,000.

     In addition, in 2001 we accrued advisory fees payable to Thayer-Blum affiliates of $750,000 in connection with the recent combination of EFTC and K*TEC. This fee was paid to Thayer-Blum in 2002.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedule

(1)	Financial Statements and Schedule II are listed in the Index to Financial Statements on page F-1 of this Report.

     Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)  Reports on Form 8-K

       None.

(c)  Exhibits

Exhibit
Number	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (2)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Memorandum of Understanding dated as of December 6, 2000 by and between Honeywell International, Inc. and EFTC Corporation. (1)

10.4	Form of Management and Consulting Agreement by and between Thayer-Blum Funding, L.L.C. and the registrant. (1)

10.5	Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.6	Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.7	Credit Agreement dated as of January 26, 2001 by and among K*TEC Electronics Corporation and certain of its subsidiaries and Citicorp. USA, Inc., and the lenders and issuers parties thereto. (1)

10.8	Amendment No. 1 and Waiver to K*TEC Electronics Holding Corporation Credit Agreement, Guaranty and Pledge and Security Agreement dated as of November 7, 2001 by and between K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (1)

Exhibit
Number	Exhibits

10.9	Amendment No. 2 to K*TEC Electronics Holding Corporation Credit Agreement dated as of December 19, 2001 among K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (3)

10.10	Amendment No. 3 to K*TEC Electronics Holding Corporation Credit Agreement dated as of March 8, 2002 among K*TEC Electronics Holding Corporation, EFTC Operating Corp., and Citicorp USA, Inc., as Administrative Agent and sole Lender. (3)

10.11	Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.12	Employment Agreement dated as of March 9, 2000 by and between Raymond M. Gibbons and K*TEC Electronics Corporation. (1)

10.13	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.14	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.15	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.16	Lease Agreement dated September 5, 2000 by and between Fremont Industrial Portfolio, Inc. and K*TEC Electronics Corporation. (1)

10.17	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Brassell, Jr. (4)

10.18	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (4)

21	List of Subsidiaries of the registrant. (2)

23.1	Consent of KPMG LLP (2)

23.2	Notice Regarding Consent of Arthur Andersen LLP (2)

99.1	Certificate of Chief Executive Officer. (2)

99.2	Certificate of Chief Financial Officer. (2)

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Filed herewith.

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2002.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2002.

38

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

Date: April 14, 2003	By:	/s/ James K. Bass

James K. Bass President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James K. Bass James K. Bass	President, Chief Executive Officer (Principal Executive Officer), and Director	April 14, 2003

/s/Peter W. Harper Peter W. Harper	Chief Financial Officer and Secretary, (Principal Financial Officer)	April 14, 2003

/s/James A. Doran James A. Doran	Chief Accounting Officer (Principal Accounting Officer)	April 14, 2003

/s/Allen S. Braswell, Jr. Allen S. Braswell, Jr.	Director	April 14, 2003

/s/Fred A. Breidenbach Fred A. Breidenbach	Director	April 14, 2003

/s/Jeffrey W. Goettman Jeffrey W. Goettman	Director	April 14, 2003

/s/Douglas P. McCormick Douglas P. McCormick	Director	April 14, 2003

/s/Jose S. Medeiros Jose S. Medeiros	Director	April 14, 2003

/s/Richard L. Monfort Richard L. Monfort	Director	April 14, 2003

/s/ James C. Van Horne James C. Van Horne	Director	April 14, 2003

/s/John C. Walker John C. Walker	Director	April 14, 2003

CERTIFICATION

     I, James K. Bass certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Suntron Corporation;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ James K. Bass

James K. Bass Chief Executive Officer

CERTIFICATION

     I, Peter W. Harper, certify that:

     1.     I have reviewed this Annual Report on Form 10-K of Suntron Corporation;

     2.     Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	/s/ Peter W. Harper

Peter W. Harper Chief Financial Officer

SUNTRON CORPORATION
Index to Consolidated Financial Statements and Schedule

Page(s)

Consolidated Financial Statements:
Independent auditors’ reports	F-2 to F-3
Consolidated balance sheets as of December 31, 2001 and 2002	F-4 to F-5
Consolidated statements of operations for the years ended December 31, 2000, 2001 and 2002	F-6
Consolidated statements of stockholders’ equity for the years ended December 31, 2000, 2001 and 2002	F-7
Consolidated statements of cash flows for the years ended December 31, 2000, 2001 and 2002	F-8 to F-9
Notes to consolidated financial statements	F-10 to F-32
Supplementary Schedule:
Independent auditor’s report	F-33
Schedule II- Valuation and Qualifying Accounts	F-34

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Suntron Corporation:

We have audited the accompanying consolidated balance sheets of Suntron Corporation and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits, we also have audited the accompanying financial statement schedule for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

The consolidated financial statements of Suntron Corporation as of December 31, 2001 and for the years ended December 31, 2000 and 2001, have been restated to reflect the combination of entities under common control with K*TEC Operating Company, L.L.C. (formerly known as Thayer-BLUM Funding II, L.L.C.) and subsidiary as described in Note 2 to the consolidated financial statements. We did not audit the consolidated financial statements and financial statement schedule of K*TEC Operating Company, L.L.C. for the period from September 14, 2000 (inception) through December 31, 2000 which statements reflect total revenues constituting 29 percent of Suntron Corporation’s fiscal 2000 consolidated revenues. Those statements and financial statement schedule were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated May 25, 2001.

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

In our opinion, based on our audits and the report of the other auditors who have ceased operations, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole and based on the report of other auditors who have ceased operations, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ KPMG LLP

Phoenix, Arizona
April 11, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Thayer-BLUM Funding II, L.L.C.’s consolidated financial statements as of December 31, 2000 and for the period September 14, 2000 through December 31, 2000. See Note 2 of the accompanying financial statements for a description of the relationship between Thayer-BLUM Funding II, L.L.C. and Suntron Corporation and the accounting for the merger of these entities. Additionally, the reference to Note 4 in the date of the following report relates to financial statements that were included in the Form S-4 registration statement and not to Note 4 of the financial statements included in this Annual Report on Form 10-K. The following audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K because Arthur Andersen LLP has ceased operations.

INDEPENDENT AUDITORS’ REPORT

To the Member
K*TEC Operating Company, L.L.C.:

We have audited the accompanying consolidated balance sheet of K*TEC Operating Company, L.L.C. (formerly known as Thayer-BLUM Funding II, L.L.C.) and subsidiary as of December 31, 2000, and the related consolidated statements of operations, member’s equity and cash flows for the period from September 14, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of K*TEC Operating Company, L.L.C. and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the period from September 14, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Houston, Texas
May 25, 2001 (except with respect to the fourth paragraph of
   Note 4, as to which the date is November 7, 2001)

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2002
(Dollars in Thousands, Except Per Share Amounts)

	2001	2002

ASSETS
Current Assets:
Cash and equivalents	$14,172	$1,621
Trade receivables, net of allowance for doubtful accounts of $5,636 and $1,740, respectively	31,029	29,161
Inventories	106,768	67,381
Prepaid expenses and other	2,037	1,860

Total Current Assets	154,006	100,023

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Leasehold improvements	6,161	6,517
Buildings and improvements	20,933	19,204
Manufacturing machinery and equipment	54,163	53,699
Furniture, computer equipment and software	32,928	32,056

Total	118,983	116,274
Less accumulated depreciation and amortization	(37,559)	(54,368)

Net Property, Plant and Equipment	81,424	61,906

Intangible and Other Assets:
Goodwill	82,604	6,964
Identifiable intangible assets, net of accumulated amortization of $3,329 and $4,004, respectively	2,383	1,708
Debt issuance costs, net	1,806	1,156
Deposits and other	416	459

Total Intangible and Other Assets	87,209	10,287

	$322,639	$172,216

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2001 and 2002
(Dollars in Thousands, Except Per Share Amounts)

	2001	2002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,391	$32,550
Outstanding checks in excess of cash balances	900	—
Accrued compensation and benefits	8,197	7,268
Current portion of accrued exit costs related to facility closures	1,900	3,341
Accrued interest expense	1,721	87
Payable to affiliates	1,730	295
Accrued property taxes	1,347	1,626
Other accrued liabilities	4,290	4,484

Total Current Liabilities	48,476	49,651
Long-term Liabilities:
Long-term debt, net of current maturities:
Banks	31,628	10,856
Former Parent of K*TEC	12,202	—
Accrued exit costs related to facility closures	—	6,980
Other	201	718

Total Liabilities	92,507	68,205

Commitments and Contingencies (Notes 8 and 11)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, none issued
Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 27,409,589 and 27,409,338 shares, respectively	274	274
Additional paid-in capital	380,000	380,175
Deferred stock compensation cost	(205)	(351)
Accumulated deficit	(149,937)	(276,087)

Total Stockholders’ Equity	230,132	104,011

	$322,639	$172,216

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Year Ended December 31,

	2000	2001	2002

Net Sales	$463,130	$574,401	$370,797
Cost of Goods Sold	439,210	579,123	398,767

Gross profit (loss)	23,920	(4,722)	(27,970)
Operating Costs and Expenses:
Selling, general and administrative expenses	27,020	29,619	27,234
Severance, retention, closure and relocation costs	4,579	228	169
Recapitalization and merger transaction costs	5,336	2,375	312
Related party expenses:
Acquisition and financing expenses	2,300	2,500	—
Management fees	413	1,250	835
Impairment of long-lived assets	1,662	—	21
Goodwill amortization	907	2,905	—

Total operating costs and expenses	42,217	38,877	28,571

Operating loss	(18,297)	(43,599)	(56,541)
Other Income (Expense):
Interest expense	(10,881)	(12,217)	(2,568)
Reduction in interest expense due to settlement of dispute	—	—	1,029
Gain (loss) on sale of assets	4,369	764	(166)
Interest and other income	549	551	835

Loss before income taxes and cumulative effect of change in accounting principle	(24,260)	(54,501)	(57,411)
Income Tax Benefit (Expense)	(287)	(20)	276

Loss before cumulative effect of change in accounting principle	(24,547)	(54,521)	(57,135)
Cumulative Effect of Change in Accounting Principle	—	—	(69,015)

Net loss	$(24,547)	$(54,521)	$(126,150)

Net Loss Applicable to Common Stockholders:
Net loss	$(24,547)	$(54,521)	$(126,150)
Accrued dividends related to preferred stock	(450)	(550)	—
Beneficial conversion feature of preferred stock	(2,022)	—	—

Net loss applicable to common stockholders	$(27,019)	$(55,071)	$(126,150)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(3.64)	$(2.29)	$(2.08)
Cumulative effect of change in accounting principle	—	—	(2.52)

Net loss	$(3.64)	$(2.29)	$(4.60)

Number of Shares Used for Computation:
Basic and diluted	7,433,000	24,092,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2000, 2001 and 2002
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional
					Paid-in	Settlement	Deferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Obligation	Compensation	Deficit	Total

Balances, December 31, 1999	—	$—	3,885,872	$39	$92,108	$—	$—	$(70,869)	$21,278
Fair value of warrants issued for services	—	—	—	—	536	—	—	—	536
Compensation cost related to stock options granted to employees	—	—	—	—	367	—	(367)	—	—
Amortization of deferred stock compensation cost	—	—	—	—	—	—	87	—	87
Conversion of exchangeable notes for preferred stock, net of issuance costs	14,233	14,233	—	—	(206)	—	—	—	14,027
Common stock issued in lawsuit settlement	—	—	97,500	1	986	—	—	—	987
Lawsuit settlement common stock obligation	—	—	—	—	—	2,303	—	—	2,303
Dividend requirement	—	450	—	—	(450)	—	—	—	—
Common stock issued to owners of K*TEC	—	—	15,119,356	151	229,849	—	—	—	230,000
Net loss	—	—	—	—	—	—	—	(24,547)	(24,547)

Balances, December 31, 2000	14,233	14,683	19,102,728	191	323,190	2,303	(280)	(95,416)	244,671
Stock options exercised	—	—	22,775	—	232	—	—	—	232
Amortization of deferred stock compensation cost	—	—	—	—	—	—	75	—	75
Dividend requirement	—	550	—	—	(550)	—	—	—	—
Conversion of preferred stock to common stock	(14,233)	(15,233)	2,115,749	21	15,212	—	—	—	—
Conversion of Convertible Notes to common stock, net of debt issuance costs of $1,635	—	—	5,940,837	60	59,615	—	—	—	59,675
Distribution to former owner of K*TEC	—	—	—	—	(20,000)	—	—	—	(20,000)
Common stock issued in lawsuit settlement	—	—	227,500	2	2,301	(2,303)	—	—	—
Net loss	—	—	—	—	—	—	—	(54,521)	(54,521)

Balances, December 31, 2001	—	—	27,409,589	274	380,000	—	(205)	(149,937)	230,132
Compensation cost related to stock options granted to employees	—	—	—	—	233	—	(233)	—	—
Amortization of deferred stock compensation cost	—	—	—	—	(56)	—	87	—	31
Fractional shares retired	—	—	(251)	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	(126,150)	(126,150)

Balances, December 31, 2002	—	$—	27,409,338	$274	$380,175	$—	$(351)	$(276,087)	$104,011

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,

	2000	2001	2002

Cash Flows from Operating Activities:
Net loss	$(24,547)	$(54,521)	$(126,150)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	—	—	69,015
Depreciation and amortization	12,639	25,064	21,987
Amortization of debt issuance costs	901	3,755	995
Impairment of property, plant and equipment	1,662	1,329	2,791
Change in accrued severance, retention and lease exit costs	1,323	(2,595)	8,483
Deferred income tax expense	(1,979)	1,979	—
Interest on exchangeable and convertible notes	5,326	2,217	—
Reduction of interest expense due to settlement	—	—	(1,029)
Loss (gain) on sale of assets	(4,369)	(767)	166
Stock-based compensation and services expense	297	75	31
Changes in operating assets and liabilities, net of effects of purchases and sales of businesses:
Decrease (increase) in:
Trade receivables	(21,402)	83,052	5,017
Inventories	(47,098)	95,035	42,942
Income taxes receivable	2,106	—	—
Prepaid expenses and other	802	627	383
Increase (decrease) in:
Accounts payable	(8,103)	(64,805)	1,457
Accrued compensation and benefits	3,258	(1,776)	(1,834)
Other accrued liabilities	(4,878)	(13,126)	(1,475)

Net cash provided (used) by operating activities	(84,062)	75,543	22,779

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of cash transferred	14,392	1,505	115
Payment of commission on sale of division	(500)	—	—
Payments for acquisition of businesses	(175,350)	—	(5,523)
Capital expenditures	(9,970)	(18,277)	(2,371)

Net cash used by investing activities	(171,428)	(16,772)	(7,779)

Cash Flows from Financing Activities:
Proceeds from long-term debt	392,902	628,506	318,592
Principal payments on long-term debt	(336,427)	(678,437)	(344,896)
Payments for debt issuance costs	(3,009)	(4,492)	(347)
Increase (decrease) in outstanding checks in excess of cash balances	5,471	(4,571)	(900)
Proceeds from exercise of stock options and warrants	—	232	—
Issuance of common stock to owners of K*TEC	230,000	—	—
Distribution to former owner of K*TEC	—	(20,000)	—

Net cash used by financing activities	288,937	(78,762)	(27,551)

Net increase (decrease) in cash and equivalents	33,447	(19,991)	(12,551)
Cash and Equivalents:
Beginning of year	716	34,163	14,172

End of year	$34,163	$14,172	$1,621

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,

	2000	2001	2002

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,571	$5,924	$2,175

Cash received (paid) for income taxes	$2,106	$(221)	$220

Supplemental Schedule of Non-cash Investing and Financing Activities:
Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$—	$—	$6,860

Issuance of 5,940,837 shares of common stock as a result of conversion of Convertible Notes	$—	$61,310	$—

Issuance of 2,115,749 shares of common stock as a result of conversion of Convertible Preferred Stock	$—	$15,233	$—

Issuance of preferred stock for exchangeable notes, net of debt issuance costs of $205	$14,027	$—	$—

Obligation to issue common stock in lawsuit settlement	$2,303	$—	$—

Issuance of shares of common stock in connection with lawsuit settlement	$987	$2,303	$—

Proceeds from sale of assets placed in escrow account	$500	$—	$—

Stock options granted for deferred compensation	$367	$—	$—

Issuance of warrants to purchase common stock for debt issuance costs	$326	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.     Basis of Presentation, Nature of Business and Significant Accounting Policies

Basis of Presentation. Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001. Prior to February 28, 2002, Suntron was a wholly owned subsidiary of EFTC Corporation (“EFTC”). On February 28, 2002, the mergers described in Note 2 were completed whereby Suntron became the parent company of EFTC and EFTC subsequently was merged into a successor Delaware Corporation. The accompanying consolidated financial statements present the accounts and capital structure of the Company and its wholly-owned subsidiaries as if this capital structure had been in place since the date of formation or acquisition, as described in Note 2. All intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ significantly from those estimates. The Company’s consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the write-down of excess and obsolete inventories, the outcome of lease exit activities, determination of impairment of long-lived assets, and the selection of estimated useful lives of intangible assets and property, plant and equipment.

Fiscal Year. The Company’s fiscal year ends on December 31st. Except for the fourth quarter of each year, the Company’s fiscal quarters end on the Sunday closest to the end of each calendar quarter.

Nature of Business. The Company is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services that target the aerospace and defense, semiconductor capital equipment, industrial controls, instrumentation, medical, networking, and telecommunications industries. The Company’s manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. The Company operates in one business segment and substantially all of its operations are conducted in the United States.

Cash and Equivalents. The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Under the Company’s credit agreement and banking arrangements, the Company is not required to fund amounts for outstanding checks until the day that the checks are presented to the Company’s bank for payment. Accordingly, the Company is not required to maintain cash balances in anticipation of funding requirements for outstanding checks, which often results in a current liability for outstanding checks in excess of cash balances. Changes in the amount of outstanding checks in excess of cash balances are reflected as a financing activity in the accompanying Consolidated Statements of Cash Flows.

Trade Receivables. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the contractual aging of accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. If there is a deterioration of a customer’s credit worthiness, management’s estimate of the recoverability of amounts due the Company could be adversely affected. Upon exhausting all reasonable alternatives to collect past due

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

receivables, accounts or portions thereof are written off with a corresponding reduction in the allowance for doubtful accounts during the period when management determines that the probability of collection is remote.

Inventories. Inventories are stated at the lower of cost (standard cost, which approximates the first-in, first-out method) or market. The Company evaluates inventory on hand, forecasted demand, contractual protections and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. Groups of identifiable inventory are segregated by customer or category of inventory and the adjustment to carrying value for such groups are tracked separately. If the Company records a write-down to reduce the cost of inventories to market, such write-down is not subsequently reversed. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. For the years ended December 31, 2000, 2001 and 2002, the Company recognized depreciation and amortization expense of $9,945, $21,315 and $21,312, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years

Buildings and improvements	30 to 40
Manufacturing machinery and equipment	5 to 10
Furniture, computer equipment and software	3 to 7

Under Statement of Financial Accounting Standards No. 144 which was adopted on January 1, 2002, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Identifiable Intangible Assets. Amortization of identifiable intangible assets is computed using the straight-line method over the following estimated useful lives:

Years

Intellectual property costs	5 to 10
Customer agreement	3
Covenant not to compete	1.5

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Under Statement of Financial Accounting Standards No. 142 which was adopted on January 1, 2002, management periodically reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized.

Debt Issuance Costs. Debt issuance costs are being amortized over the term of the related debt using the interest method.

Goodwill. Through 2001, goodwill was amortized using the straight-line method over 30 years. As discussed in Note 3, effective January 1, 2002 the Company adopted Statement of Financial Accounting Standards No. 142 and ceased amortizing goodwill. Instead of amortizing goodwill, Statement 142 requires a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Goodwill is tested for impairment at least annually.

Impairment of Long-Lived Assets Prior to 2002. Before the adoption of Statements 142 and 144, the Company assessed impairment whenever events or changes in circumstances indicated that the carrying amount of a long-lived asset, including goodwill and other identifiable intangible assets, may not be recoverable. Assets held for sale were stated at the lower of the carrying value or fair value (net of costs to sell). Recoverability of assets to be held and used was measured by a comparison of the carrying amount of an asset to the undiscounted future net cash flows, excluding interest expense, expected to be generated by the asset. If such assets were considered to be impaired, the impairment to be recognized was measured as the amount by which the carrying amount of the asset exceeded its fair value. For purposes of evaluating impairment of goodwill, management considered historical results and current projections in estimating the future undiscounted cash flows of the business to which the goodwill related. For purposes of determining the fair value of impaired assets that were held and used, the projected cash flows were discounted at a rate corresponding to the Company’s estimated cost of capital.

Revenue Recognition. The Company recognizes revenue from the sale of products upon shipment and the transfer of title to customers. In limited circumstances, although the physical product remains in the Company’s facilities at the request of customers, revenue is recognized when title to the product and the risks and rewards of ownership have passed to the customer in accordance with the guidance in SEC Staff Accounting Bulletin No. 101. Inventory sold under bill and hold arrangements is physically segregated from inventory owned by the Company and is not subject to being used to fill other orders.

The Company is generally not contractually obligated to accept returns, except for defective product. Based upon historical experience the liability for warranty claims has not been significant. Revenue is recorded net of customer discounts taken or expected to be taken.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Shipping and Handling Fees. The Company classifies costs associated with shipping and handling fees as a component of cost of goods sold. Amounts billed to customers for shipping and handling services are included in net sales.

Stock-based Compensation. The Company accounts for stock-based compensation issued to employees using the intrinsic value method. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. For fixed awards of stock options with pro rata vesting, the Company utilizes the attribution method described in FASB Interpretation No. 28.

If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the years ended December 31, 2000, 2001 and 2002, would have been as follows:

	2000		2001		2002

	Net Loss	EPS	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(24,547)	$(3.64)	$(54,521)	$(2.29)	$(126,150)	$(4.60)
Additional charge for compensation if fair value method had been used	(3,620)	(0.49)	(3,412)	(0.14)	(2,487)	(0.09)

Pro forma under fair value method	$(28,167)	$(4.13)	$(57,933)	$(2.43)	$(128,637)	$(4.69)

Income Taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are recorded when necessary to reduce deferred tax assets to an amount considered more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Earnings Per Share. Basic Earnings per Share excludes dilution for potential common shares and is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the computation of Basic Earnings per Share, accrued dividends on preferred stock are deducted to arrive at net income or loss applicable to common stockholders. Diluted Earnings per Share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the years ended December 31, 2000, 2001 and 2002, as all potential common shares

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

were antidilutive. As of December 31, 2000, 2001 and 2002, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 1,246,000, 1,960,000 and 2,292,000 shares, respectively.

For purposes of the weighted average share calculations, beginning on August 31, 2000, 325,000 shares required to be issued in a lawsuit settlement were treated as issued and outstanding. As discussed in Note 8, the calculation of Earnings per Share for 2000 includes a $2,022 adjustment for a beneficial conversion feature and accrued dividends for convertible preferred stock that was issued in the third quarter of 2000.

New Accounting Standards. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is required to be adopted by the Company in the first quarter of 2003. Management does not believe the initial application of Statement 143 will have a significant impact on the Company’s consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. Statement 146 is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Accordingly, the closure of the Ottawa and Fremont facilities discussed in Note 10 were accounted for under EITF Issue No. 94-3.

In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Statement 148 is effective for fiscal years beginning after December 15, 2002 and amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted Statement 148 as of December 31, 2002. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under Statement 123.

2.     Business Combinations

Reorganization of Entities Under Common Control. On May 3, 2001, EFTC; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“K*TEC”); K*TEC Operating Company, L.L.C., formerly know as Thayer-Blum Funding II, L.L.C. (“TBF II”); and Suntron Corporation (“Suntron”), a wholly owned subsidiary of EFTC, entered into an Amended and Restated Merger

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Agreement (the “Merger Agreement”). K*TEC was a privately held electronic manufacturing services company based in Sugar Land, Texas. K*TEC was 100% owned by TBF II, an affiliate of Thayer-Blum Funding L.L.C. (“TBF”), EFTC’s principal stockholder. TBF owned approximately 77% of the outstanding common stock of EFTC. A special committee comprised of EFTC’s independent directors negotiated the terms of the Merger Agreement on behalf of the minority stockholders of EFTC. On February 28, 2002, EFTC’s stockholders voted in favor of the business combination and the closing occurred on that date.

In connection with the signing of the Merger Agreement, EFTC entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, TBF II and Suntron that required TBF to convert the Senior Subordinated Convertible Notes described in Note 5, and the Series B Preferred Stock discussed in Note 8, into EFTC common stock on or before May 31, 2001. These conversions resulted in the issuance of an aggregate of 8,056,586 additional shares of common stock to TBF.

Under the terms of the Amended and Restated Merger Agreement, Suntron formed two new wholly owned subsidiaries, which merged with and into EFTC and TBF II, respectively. EFTC subsequently was merged into a successor Delaware corporation. Accordingly, on February 28, 2002, EFTC’s successor and TBF II became wholly owned subsidiaries of Suntron. Based upon the Amended and Restated Merger Agreement’s exchange ratios, the owner of TBF II received approximately 55% of Suntron’s outstanding capital stock, while EFTC’s former stockholders received approximately 45% of Suntron’s outstanding capital stock. TBF and its affiliates currently own approximately 90% of the outstanding capital stock of Suntron.

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

Acquisition of K*TEC. On October 10, 2000, TBF II acquired all of the outstanding common stock of K*TEC from Kent Electronics Corporation (the “Former Parent”) in a business combination accounted for as a purchase. The effective date of the acquisition was October 7, 2000. No events occurred between October 7, 2000 and October 10, 2000 that materially affected K*TEC’s financial position or results of operations. The purchase price amounted to $238,009, consisting of a cash payment to the seller of $175,000, notes payable to the seller of $62,202 and acquisition costs of $807. The purchase price allocation was based on the estimated fair value of the assets acquired and liabilities assumed, as follows:

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

The table below reflects unaudited pro forma combined results of the Company for the year ended December 31, 2000, as if the acquisition had taken place as of January 1, 2000:

Net sales	$748,694

Net loss	$(28,266)

Basic and diluted net loss per share	$(1.25)

The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of interest expense on acquisition debt, amortization of intangible assets and the elimination of all income tax benefits.

Acquisition of Midwestern Electronics. In March 2002, the Company purchased substantially all of the assets and assumed certain liabilities of Midwestern Electronics, a privately held electronics manufacturing services (“EMS”) provider. Midwestern’s business focused on high-mix products and services, including printed circuit board assembly, subassemblies, box-build, and aftermarket repair services. The purchase price was $5,523, which was paid in cash through borrowings under the Company’s revolving line of credit with Citibank. Midwestern’s results of operations have been included in the consolidated financial statements since the date of acquisition.

     The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Accounts receivable	$3,149
Inventories	3,555
Other current assets	238
Property, plant, and equipment	940
Goodwill	235
Accounts payable assumed	(1,736)
Accrued compensation and benefits assumed	(858)

Net assets acquired	$5,523

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The table below reflects unaudited pro forma combined results of the Company as if the acquisition had taken place as of January 1, 2001:

	Year Ended December 31:

	2001	2002

Net sales	$607,335	$374,132

Loss before cumulative effect of change in accounting principle	$(53,908)	$(57,005)

Net loss	$(53,908)	$(126,020)

Basic and diluted earnings per share	$(2.24)	$(4.60)

The unaudited pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect for the amortization of goodwill in 2001 and the estimated effects of interest expense on acquisition financing for both years.

3.     Intangible Assets

Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001, except for business combinations between entities under common control. Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

In connection with the adoption of Statement 142 during the first quarter of 2002, the Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under this new standard. The Company concluded that no impairment exists with respect to goodwill with a carrying value of $6,729 on January 1, 2002 related to the Company’s Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, the Company concluded that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was impaired for the entire carrying value which resulted in an impairment loss that was computed as follows:

Net carrying value of K*TEC goodwill, December 31, 2001	$75,875
Less effect of settlement of dispute discussed in Note 3	(6,860)

Impairment loss	$69,015

This impairment loss was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations. The following table presents reported net loss and loss per share exclusive of goodwill amortization for the years ended December 31, 2000 and 2001:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

	2000	2001	2002

Reported net loss	$(24,547)	$(54,521)	$(126,150)
Add back goodwill amortization	907	2,905	—

Adjusted net loss	$(23,640)	$(51,616)	$(126,150)

Basic and Diluted Loss Per Share:
Reported net loss per common share	$(3.64)	$(2.29)	$(4.60)
Add back goodwill amortization	0.13	0.12	—

Adjusted net loss	$(3.51)	$(2.17)	$(4.60)

The changes in the carrying amount of goodwill for the years ended December 31, 2001 and 2002 are as follows:

	Reporting Unit

	Northwest	K*TEC	Midwestern	Total

Balance, December 31, 2000	$6,996	$78,483	$—	$85,479
Goodwill acquired during year	—	30	—	30
Amortization of goodwill	(267)	(2,638)	—	(2,905)

Balance, December 31, 2001	6,729	75,875	—	82,604
Impact of dispute settlement	—	(6,860)	—	(6,860)
Impairment loss	—	(69,015)	—	(69,015)
Goodwill acquired during year	—	—	235	235

Balance, December 31, 2002	$6,729	$—	$235	$6,964

     Identifiable Intangible Assets. Identifiable intangible assets consist of the following at December 31, 2001 and 2002:

	December 31, 2001			December 31, 2002

		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Intellectual property	$4,662	$2,819	$1,843	$4,662	$3,207	$1,455
Customer agreement	800	293	507	800	547	253
Covenant not to compete	200	167	33	200	200	—
Other	50	50	—	50	50	—

	$5,712	$3,329	$2,383	$5,712	$4,004	$1,708

For the years ended December 31, 2000, 2001 and 2002, the Company recognized amortization expense related to identifiable intangible assets of $1,787, $844 and $675, respectively. Estimated amortization expense for identifiable intangible assets shown above for the years ending December 31, 2003, 2004, 2005, 2006 and 2007 amounts to approximately $556, $277, $200, $200 and $200, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

4.     Inventories

Inventories are summarized as follows:

	December 31,

	2001	2002

Purchased parts and completed sub-assemblies	$77,225	$47,686
Work-in-process	8,115	6,967
Finished goods	21,428	12,728

Total	$106,768	$67,381

For the years ended December 31, 2000, 2001 and 2002, the Company recognized write-downs of excess and obsolete inventories resulting in charges of $7,105, $14,502 and $5,427, respectively.

5.     Debt Financing

Long-term debt at December 31, 2001 and 2002 consists of the following:

	2001	2002

Revolving line of credit payable to Citibank, N.A., interest at variable rates (weighted average rate of 5.9% at December 31, 2001 and 5.1% at December 31, 2002), collateralized by substantially all assets, due April 2005	$31,556	$10,856
Revolving line of credit payable to Bank of America, N.A., interest at the prime rate plus 0.5% (5.3% at December 31, 2001), repaid in March 2002	72	—
Note payable to Former Parent, interest at variable rate (14.0% at December 31, 2001), unsecured, repaid in May 2002	12,202	—

Total	$43,830	$10,856

     Revolving Lines of Credit. On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Bank of America, N.A. was repaid and the Company is now a party to the credit facility with Citicorp USA that K*TEC entered into in January 2001.

The credit facility with Citibank provides for a $75,000 revolving line of credit. During 2002, the interest rate was the prime rate plus 2.00% (6.75% at December 31, 2001 and 6.25% at December 31, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 5.6% at December 31, 2001 and 4.7% at December 31, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the base rate or LIBOR rate in connection with borrowings under the line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest,

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. As of December 31, 2002, the borrowing base calculation permitted total borrowings of approximately $54,329. After deducting an outstanding letter of credit for $315 and the outstanding principal balance of $10,856, the Company had net borrowing availability of $43,158 .

On April 11, 2003, the Company and Citibank agreed to an amendment that resulted in an increase of 0.5% from the interest rates that were in effect during 2002, the calculation of the borrowing base was revised, and the maturity date was extended until April 2005. During the first quarter of 2003, the Company also completed updated inventory and equipment appraisals for purposes of determining the borrowing base. After giving effect to these changes, the borrowing base calculation permitted total borrowings of approximately $47,000 as of April 11, 2003.

Interest Charge Resulting From 2001 Amendment. In connection with an amendment to the credit agreement in November 2001, the borrowing commitment was reduced and the maturity date was accelerated. Accordingly, the Company applied the provisions of Emerging Issues Task Force Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements” to the unamortized debt issuance costs related to this credit facility, which resulted in additional amortization of $2,586. This amount is included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 2001.

Operating Losses and Bank Covenant Violations. During 2002, the Company incurred a net loss of $126,150 (including $69,015 for the cumulative effect of a change in accounting for goodwill). The Company also incurred net losses of $24,547 and $54,521 in 2000 and 2001, respectively. The Company continues to evaluate sales forecasts in relation to its operations and, as discussed in Note 10, many restructuring actions have been taken to position the Company for improved operating results in the future. Despite numerous and extensive actions that were taken in 2002, the economic downturn has had a severe impact on several industries that the Company’s major customers are engaged in, resulting in a reduction in net sales from $574,401 in 2001 to $370,797 in 2002.

As a result of the substantial net loss in 2002, the Company would have violated year-end restrictive covenants for EBITDA and tangible net worth as contained in the credit agreement with Citibank. On March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003. In addition, the credit agreement was amended on April 11, 2003 to provide financial covenants that are less restrictive whereby management believes the Company will be able to comply with the revised covenants.

Management believes the Company’s borrowing availability under the amended credit agreement with Citibank will be sufficient to carry out planned activities for 2003. However, in order to maintain the availability of this credit facility, it is critical that the Company achieves its 2003 operating plan to avoid any further covenant violations that could result in the termination of the credit facility. If the credit facility is withdrawn, the Company would be forced to consider alternative sources of financing and there is no assurance that such financing would be available.

Recapitalization. On March 30, 2000, the Company completed the first stage of a recapitalization transaction with Thayer-Blum Funding, L.L.C. (“Thayer-Blum Funding”), an entity formed by affiliates of

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Thayer Capital Partners (“Thayer”) and Blum Capital Partners (“Blum”). The first stage of the recapitalization involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the “March Exchangeable Notes”), which was closed on March 30, 2000. On July 14, 2000, the Company issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the “July Exchangeable Notes”) to Thayer-Blum Funding in the second stage of the transaction. As described below, on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the “Convertible Notes”) and the Series B Convertible Preferred Stock (the “Series B Preferred Stock”), respectively. The recapitalization also involved a tender offer by Thayer-Blum Funding that was completed on August 23, 2000 for 1,406,250 shares of the Company’s outstanding common stock at a price of $16.00 per share. Upon completion of the final stage of the recapitalization, Thayer-Blum Funding obtained the right to designate a majority of the members of the Company’s board of directors and has the right to approve any significant financings, acquisitions and dispositions.

The March and July Exchangeable Notes initially provided for an interest rate of 15% and were accompanied by warrants to purchase 773,289 shares of the Company’s common stock at an exercise price of $.04 per share. However, since stockholders approved the issuance of the Convertible Notes and the Series B Preferred Stock and the tender offer was consummated, the warrants never became exercisable and expired. Accordingly, no value was assigned to the warrants in the accompanying consolidated financial statements.

Upon receipt of stockholder approval, the March Exchangeable Notes were exchanged for the Convertible Notes. The Convertible Notes provide for interest at 8.875%, payable in kind, and were convertible into the Company’s common stock at $10.32 per share, subject to adjustment. As described in Note 7, the July Exchangeable Notes were exchanged for Series B Preferred Stock. As described in Note 2, in May 2001 the outstanding principal and accrued interest related to the Convertible Notes was converted into 5,940,837 shares of common stock, and the Series B Convertible Preferred Stock was converted into 2,115,749 shares of common stock, for total conversions into 8,056,586 shares of common stock.

6.     Income Taxes

Actual income tax expense for the years ended December 31, 2000, 2001 and 2002 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2000	2001	2002

Income tax benefit (expense) at the statutory rate	$8,249	$18,531	$42,891
Benefit (expense) resulting from:
State income taxes	(25)	(485)	—
Amortization of non-deductible goodwill	(97)	(115)	—
Change in law related to alternative minimum tax	—	—	250
Decrease (increase) in Federal valuation allowance	(8,250)	(17,829)	(43,114)
Other, net	(164)	(122)	249

Income tax benefit (expense)	$(287)	$(20)	$276

Income tax benefit (expense) for the years ended December 31, 2000, 2001 and 2002, is comprised of the following:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

	2000	2001	2002

Current:
Federal	$(1,989)	$1,732	$257
State	(277)	227	19

Total current	(2,266)	1,959	276

Deferred:
Federal	1,730	(1,730)	—
State	249	(249)	—

Total deferred	1,979	(1,979)	—

Income tax benefit (expense)	$(287)	$(20)	$276

At December 31, 2000, 2001 and 2002, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below (KPMG will update 2002):

	2000	2001	2002

Deferred tax assets:
Federal net operating loss carryforwards	$24,224	$37,865	$50,562
State net operating loss carryforwards	5,823	6,995	8,701
Inventories	8,668	14,948	10,779
Intangible assets	4,465	4,184	33,859
Allowance for doubtful accounts receivable	762	1,642	978
Accrued compensation, benefits, severance and lease exit costs	2,039	1,519	6,123
Impairment of property, plant and equipment	830	350	1,733
Other	3,634	3,018	2,201

Total deferred tax assets	50,445	70,521	114,936
Less valuation allowance	(45,888)	(66,824)	(113,764)

Net deferred tax assets	$4,557	$3,697	$1,172

Deferred tax liabilities:
Accelerated depreciation and other basis differences for property, plant and equipment	$(2,020)	$(2,249)	$(1,172)
Amortization of intangible assets	(558)	(1,448)	—

Total deferred tax liabilities	$(2,578)	$(3,697)	$(1,172)

     At December 31, 2002, the Company has a net operating loss carryforward (“NOL”) for Federal income tax purposes of approximately $165,000. If not previously utilized, this NOL will expire in 2019 through 2022. At December 31, 2002, approximately $47,000 of this NOL is subject to limitation, whereby approximately $3,600 becomes available each year through 2015, as a result of changes in ownership that occurred in 2000. The remaining $118,000 NOL can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities. Additionally, even though goodwill related to the K*TEC acquisition was written off as a cumulative effect adjustment in the first quarter of 2002, this amount is not deductible for income tax purposes in 2002. The tax basis of goodwill will continue to be amortized over 15 years for income tax purposes, which will generate additional tax deductions through 2015.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

7.     Stock-based Compensation

Warrants. At December 31, 2002, the Company has warrants outstanding for 153,517 shares of common stock at an exercise price of $10.24 per share. If not previously exercised, these warrants expire in December 2003. The above amounts have been adjusted based on the anti-dilution provisions of the warrant agreements. These warrants were granted to financial advisors in connection with the recapitalization discussed in Note 5. As required by Statement of Financial Accounting Standards No. 123, the Company estimated the fair value of these warrants using the Black-Scholes model. The assumptions for valuation of the warrants provided for volatility of 96%, a risk-free interest rate of 5.6%, and an expected life of 2.7 years, which resulted in a valuation of $536, of which $210 was charged to operations in 2000 and $326 was recorded as debt issuance costs.

Stock Options. In June 2002, shareholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”) which provides that options for 5,000,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. EFTC previously had three stock option plans and K*TEC had one plan (the “Predecessor Plans”), all of which were terminated upon adoption and approval of the Plan. All outstanding options under the Predecessor Plans were replaced with new options under the Plan with no change to the terms or vesting provisions, except the number of shares and exercise prices were adjusted based upon the exchange ratios in the business combination as discussed in Note 2. At December 31, 2002, approximately 2,861,000 shares were available for grant under the Plan.

The following summarizes activity related to all stock options granted under the Plan and the Predecessor Plans for the years ended December 31, 2000, 2001 and 2002:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1999	783,765	$23.08
Granted	699,254	10.48
Canceled	(394,083)	23.04

Outstanding, December 31, 2000	1,088,936	15.12
Granted	863,678	14.29
Exercised	(22,775)	10.36
Canceled	(122,955)	16.97

Outstanding, December 31, 2001	1,806,884	14.67
Granted	808,750	8.49
Canceled	(477,126)	15.93

Outstanding, December 31, 2002	2,138,508	12.04

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The following table summarizes information about stock options outstanding at December 31, 2002:

Stock Options Outstanding

Exercise Prices				Stock Options Exercisable
		Remaining
	Weighted	Contractual Life	Number of	Weighted Average	Number of
Range	Average	(Years)	Shares	Exercise Price	Shares

$3.74 to $3.74	$3.74	10.0	250,000	$—	—
$7.36 to $11.00	$10.52	8.4	1,177,294	$10.51	187,644
$11.40 to $16.00	$14.88	7.8	557,183	$14.39	183,743
$17.24 to $23.00	$19.31	5.3	83,000	$19.31	82,969
$30.00 to $57.24	$35.68	5.1	71,031	$35.68	71,031

$3.74 to $57.24	$12.04	8.2	2,138,508	$16.66	525,387

The Company uses the intrinsic value method to account for stock-based compensation. During 2000, the Company granted approximately 510,000 options with an intrinsic value of $367 on the measurement date. During 2002, the Company granted 250,000 options with an intrinsic value of $233 on the measurement date. These amounts are reflected as deferred compensation cost in the accompanying statements of stockholders’ equity and compensation expense is being charged to operations over the vesting period for the related stock options.

Effective December 31, 2000, EFTC’s Board of Directors agreed to accelerate vesting of certain options that were outstanding under the Predecessor Plans, subject to continued employment and other terms of the options. The acceleration of vesting resulted in a new measurement date but a compensation charge was not required. In June 2002, option holders were given the opportunity to exchange certain options for an aggregate of 476,285 shares. All option holders accepted the offer which resulted in the exchange of options that would have cliff vested in 2007 for new options that will vest 20% annually over five years. There was no change to the terms of these options. This modification resulted in a new measurement date but a compensation charge was not required since the exercise price of these options was in excess of the fair market value of the Company’s common stock. Under the intrinsic value method used to account for options granted to employees, the Company recognized total compensation cost of $87, $75 and $31 for the years ended December 31, 2000, 2001 and 2002, respectively.

The weighted average fair value of options granted for the years ended December 31, 2000, 2001 and 2002 was $5.52, $10.44 and $5.06, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,

	2000	2001	2002

Dividend yield	—	—	—
Expected volatility	98.5%	94.7%	110.5%
Risk-free interest rate	5.5%	4.8%	4.1%
Expected lives (years)	5.3	5.3	5.1

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

8.     Stockholders’ Equity

     In connection with the recapitalization discussed in Note 5, EFTC’s Board of Directors authorized the issuance of a new series of preferred stock, designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”), with 15,000 shares of Series B Preferred Stock authorized for issuance. The Series B Preferred Stock accrued dividends, compounded quarterly, at 8.875% per annum on the liquidation preference, which was $1,000 per share plus accrued and unpaid dividends. Each share of Series B Preferred Stock was convertible into common stock at a conversion price of $7.20 per share, subject to adjustment.

Upon stockholder approval of the recapitalization on August 22, 2000, the July Exchangeable Notes held by Thayer-Blum Funding in the original principal amount of $14,000, plus accrued interest of $233 were exchanged for 14,233 shares of Series B Preferred Stock. Based on the $7.20 per share conversion price, the shares of Series B Preferred Stock were convertible into 1,976,852 shares of common stock on August 23, 2000. As of December 31, 2000, accrued and unpaid dividends on the Series B Preferred Stock amounted to $450. In connection with the business combination discussed in Note 2, all outstanding shares of Series B Preferred Stock plus accrued dividends were converted into 2,115,749 shares of common stock in May 2001.

The market price of the Company’s common stock was in excess of the conversion price for the July Exchangeable Notes on the commitment date. The commitment date was July 14, 2000, the date when the investor agreed to the terms, funded the investment, and completed its performance obligations. Accordingly, in the calculation of net loss per share applicable to common stockholders, the Company was required to include a deemed dividend of $2,022 related to the holders of the Series B Preferred Stock due to the existence of a “beneficial conversion feature” on the commitment date.

9.     Related Party Transactions

Leasing Activities. The Company has entered into two operating leases with a director of the Company. The Company leases manufacturing facilities in Newberg, Oregon and Tucson, Arizona through December 2003, with aggregate monthly payments of $90. Honeywell International, Inc. subleases the Tucson facility under a month-to-month agreement that provides for monthly payments of $32.

Consulting and Employment Agreements. The Company has entered into employment agreements with two executive officers that provides for monthly payments of $25 until expiration in December 2003. The employment agreements may be terminated prior to expiration but the Company would generally be required to pay severance benefits up to one-year’s salary which would amount to an aggregate amount of $520. During 2002, a director of the Company provided consulting services for $15.

Management Fees. During 2000, 2001 and 2002, the Company incurred management fees of $413, $1,250 and $835, respectively, for services provided by affiliates of the Company’s majority stockholder. In March 2002, the Company entered into a management agreement with affiliates of the Company’s major stockholder that provides for annual payments of $750 for management and consulting services related to corporate development activities.

Acquisition and Financing Fees. During 2000 and 2001, the Company incurred acquisition and financing fees of $2,300 and $2,500, respectively, for services provided by affiliates of the Company’s majority

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

stockholder. In connection with the recapitalization discussed in Note 10, during 2000 the Company also paid a fee of $750 to an affiliate of the Company’s major stockholder.

Distribution. In April 2001, K*TEC paid a dividend of $20,000 to its sole owner.

10.     Sale of Assets, Facility Closures, Recapitalization and Relocation Activities

The Company periodically takes actions to increase capacity utilization through the closure of facilities and the sale of assets. During 2000, the Company also completed a recapitalization transaction and relocated its corporate headquarters to improve efficiency and control costs. During 2001, the Company initiated actions to complete the business combination discussed in Note 2 and which was accounted for as a reorganization of entities under common control.

The results of operations related to these activities for the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

	2000	2001	2002

Cost of goods sold:
Impairment of manufacturing assets	$—	$1,329	$2,770
Severance and retention costs	—	1,366	565
Lease exit costs	—	116	10,093
Moving and relocation costs	393	—	131
Other closure costs	1,092	—	—

	1,485	2,811	13,559
Selling, general and administrative:
Depreciation	1,931	—	—
Other closure costs	649	—	—
Recapitalization transaction costs	5,336	—	—
Reorganization transaction costs	—	2,375	312
Severance, retention, closure and relocation costs	4,579	228	169
Impairment of long-lived assets	1,662	—	21

Total Expenses	$15,642	$5,414	$14,061

Gain on sale of Services business	$4,357	$574	$—

Presented below is a description of the recapitalization and reorganization transaction costs and each location that was impacted by significant asset sales, facility closures and relocation activities:

Recapitalization Costs. In connection with the recapitalization described in Note 5, the Company incurred costs of $5,336 that were charged to operations for the year ended December 31, 2000. These costs included due diligence costs for legal, accounting and management consulting services of $2,130; financial advisory fees of $1,645; costs related to a Special Meeting of Stockholders and other costs of $811; and a fee paid to Thayer-Blum Funding of $750.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Reorganization Transaction Costs. In connection with the business combination discussed in Note 2, the Company incurred $2,375 and $312 during 2001 and 2002, respectively. These costs include fees related to a fairness opinion and professional fees related to the preparation of a proxy statement for the merger. Since this merger was accounted for as a reorganization of entities under common control, these costs were charged to operations in the period in which they were incurred.

Headquarters Relocation. In July 2000, the Company announced plans to relocate its corporate headquarters from Denver to Phoenix. Accordingly, management assessed the estimated useful lives of the assets located in Denver and determined that it was not practical to use certain assets at the Phoenix location. The Company also reevaluated the carrying value of intellectual property related to a customer whose business was expected to terminate by the end of 2000. The aggregate carrying value of the Denver assets and the intellectual property as of March 31, 2000 was $2,133. Accordingly, effective April 1, 2000, the estimated useful lives of these assets were reduced from approximately five years to nine months to coincide with the expected period that the assets would continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization (included in selling, general and administrative) expense of $1,931 ($.12 per share) for the year ended December 31, 2000, and the net book value of these assets was reduced to zero at the end of 2000. During 2000, the Company also recognized impairment expense related to software of $1,312 and computer equipment of $100 since the Company decided to abandon these assets in the relocation of corporate headquarters.

In connection with the Denver headquarters relocation and other changes in management in 2000, the Company incurred $4,579 for severance, retention, closure and relocation costs, consisting of $2,299 for severance and retention costs, $823 for the expected loss on subleasing the Denver facility, $608 for moving and relocation costs, $538 for recruiting fees, and $311 for other related costs. At December 31, 2000, all of these costs had been paid except for $1,181 of severance costs and the $823 provision related to the Denver exit costs. With respect to the relocation of headquarters and changes in management, the Company terminated approximately 45 executive and administrative employees.

Southeast Operations. In September 1999, the Company initiated a plan to consolidate and close its Southeast Operations in Fort Lauderdale, Florida. During 1999, the Company incurred charges of approximately $700 for severance costs related to approximately 200 employees whose employment period ended by April 2000. During 2000, the Company incurred additional charges included in cost of goods sold for $1,485, including $393 for relocation and moving costs. During 2000 the Company also incurred additional selling, general and administrative expenses of $649, and $250 for impairment of excess equipment that was held for sale. At December 31, 2000, the carrying value of the equipment held for sale was $50, and this equipment was sold in 2001. The closure was substantially complete in April 2000.

Sale of Services Division. In September 1999, the Company sold substantially all of the assets of its Services Division subject to an Earn-out Contingency (the “EC”). Under the EC, if the earnings related to the division sold for the year ended August 31, 2000 exceeded $4,455 (“Target Earnings”), the Company was entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. If actual earnings were less than Target Earnings, the Company would have been required to refund an amount equal to three times the difference. The maximum amount that either party would have been required to pay under the EC was $2,500; accordingly, the Company recorded a liability for $2,500 of the consideration received in 1999 until the outcome of the EC was known. In October 2000, the purchaser notified the Company that actual earnings exceeded Target Earnings by $619, resulting in a payment due the Company of $1,857. Accordingly, the Company recognized a gain of $4,357 in 2000. In the fourth quarter

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

of 2000, the Company notified the purchaser that the Company disputed the calculation of the EC. In April 2001, the Company entered into a settlement agreement with respect to the EC and received a final payment of $574, which is included in the gain on sale of assets in 2001.

2001 Impairment of Long-lived Assets. During 2001, the Company recognized impairment of $1,329, which is included in cost of good sold since the assets were previously used in manufacturing operations. This charge consisted of $305 for materials management software that was expected to be abandoned, $308 for equipment that would not be used upon relocation to a new facility in the Northeast, $326 for intellectual property that was impaired due to termination of a customer relationship, and $390 for other assets no longer used in the Company’s business.

2001 Reductions in Force. During 2001, the Company incurred charges of $1,583 for severance and retention costs ($217 included in selling, general and administrative expenses and $1,366 included in cost of goods sold) related to approximately 800 employees. All of these amounts were paid in 2001 except for $22. These severance costs related to the Dallas plant closure and other reductions in force that occurred in 2001.

2002 Plant Consolidations. During the third quarter of 2002, the Company announced plans to consolidate manufacturing capabilities by closing facilities in Ottawa, Kansas and Fremont, California in order to eliminate fixed and variable costs associated with excess capacity. The Fremont closure was completed in the fourth quarter of 2002 and resulted in lease exit costs of $9,686 that are included in cost of goods sold in the 2002 Consolidated Statement of Operations.

These consolidations resulted in a plan to sell the Company’s building in Ottawa and certain machinery, equipment, furniture and fixtures that were previously used at both facilities. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment charge of $2,791 (including $2,770 charged to cost of goods sold), which represents the excess of the carrying values of the assets over their fair values, less cost to sell. This impairment charge consists of $1,294 related to the Ottawa plant that is held for sale, and $1,397 for equipment that is no longer being used, and $100 related to equipment that will continue to be used in operations. Fair value of impaired assets that will be held for sale was determined by consultation with brokers and comparison to similar assets that have been sold or are currently being offered for sale.

During 2002, the Company incurred charges of $674 for severance costs ($109 included in selling, general and administrative expenses and $565 included in cost of goods sold) related to approximately 420 employees, of which $613 was paid in 2002. These severance costs related to the Fremont and Ottawa closures and other reductions in force that occurred in 2002.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations related to the closures discussed above:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention

Balance, December 31, 2000	$3,314	$1,181
Accrued expense for restructuring activities	325	1,583
Cash receipts under subleases	151	—
Cash payments	(1,692)	(2,742)
Benefit due to change in previous estimates	(198)	—

Balance, December 31, 2001	1,900	22
Accrued expense for restructuring activities	9,686	674
Cash receipts under subleases	457	—
Cash payments	(2,189)	(635)
Expense due to change in previous estimates	467	—

Balance, December 31, 2002	$10,321	$61

Accrued lease exit costs are expected to be paid through September 2007. As shown in the accompanying balance sheet as of December 31, 2002, $3,341 of this obligation is included in current liabilities and $6,980 is included in long-term liabilities.

11.     Business and Credit Concentrations

The Company operates in the electronic manufacturing services segment of the electronics industry. Substantially all of the Company’s customers are located in the United States. For the years ended December 31, 2000, 2001 and 2002, the Company’s net sales were derived from companies engaged in the following industries:

		Semiconductor	Networking &
Year	Aerospace	Capital Equipment	Telecommunications

2000	52%	16%	17%
2001	51%	17%	21%
2002	42%	25%	18%

The Company has a policy to regularly monitor the credit worthiness of its customers and provide for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages which have impacted the Company’s profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

At December 31, 2001 and 2002, approximately 40% and 20%, respectively, of the Company’s net trade receivables were due from Honeywell International, Inc. The Company does not require collateral to support trade receivables.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At December 31, 2001 and 2000, the Company had approximately $14,609 and $2,400, respectively, in excess of federally insured limits. The difference between these amounts and the amount of cash and equivalents shown in the accompanying balance sheets is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

Sales to significant customers as a percentage of net sales for the years ended December 31, 2000, 2001 and 2002, were as follows:

	Honeywell	Applied	Emulex
Year	International, Inc.	Materials, Inc.	Corporation

2000	51%	15%	6%
2001	50%	15%	11%
2002	42%	22%	9%

12.     Commitments and Contingencies

Operating Leases. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2007. Lease expense under all operating leases (excluding charges for lease exit costs discussed in Note 10) amounted to $10,702, $11,927 and $9,602 for the years ended December 31, 2000, 2001 and 2002, respectively. At December 31, 2002, future minimum lease payments for operating leases, net of future payments included in the determination of lease exit liabilities discussed in Note 10, are as follows:

		Lease Exit	Net
Year Ending December 31:	Total	Liabilities	Commitment

2003	$8,937	$2,736	$6,201
2004	7,264	2,474	4,790
2005	6,157	2,244	3,913
2006	5,676	2,315	3,361
2007	3,878	1,789	2,089
After 2007	2,264	—	2,264

	$34,176	$11,558	$22,618

The amounts shown above for payments related to lease exit liabilities differs from the $10,321 liability for lease exit costs shown in Note 10. The primary reasons for differences between these amounts are because the calculation of the lease exit liability is reduced for subleases that the Company expects to enter into prior to termination of the leases, net of expected costs for broker commissions and tenant improvements.

Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees, whereby the Company matches 50% of an employee’s contributions, up to a maximum matching

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

contribution of 3% of the employee’s compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2000, 2001 and 2002, total contributions by the Company to the Plan were approximately $860, $1,712 and $1,416, respectively. Effective January 1, 2003, the Company suspended the 50% matching contributions.

Legal Proceedings. The Company is subject to litigation, claims and assessments that arise in the ordinary course of its business activities. Such matters include contractual matters, employment-related issues and regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

13.     Quarterly Financial Information (Unaudited)

           Presented below is selected unaudited quarterly financial information:

	Year Ended December 31, 2001

	Q1	Q2	Q3	Q4

Net sales	$197,915	$156,676	$133,761	$86,049
Cost of sales	190,454	156,419	134,019	98,231

Gross profit (loss)	7,461	257	(258)	(12,182)
SG&A	(8,041)	(7,762)	(7,153)	(6,891)
Reorganization costs	(50)	(1,038)	(294)	(993)
Related party expenses	(2,062)	(313)	(313)	(1,062)
Goodwill amortization	(727)	(727)	(727)	(724)

Operating loss	(3,419)	(9,583)	(8,745)	(21,852)
Interest expense	(3,334)	(3,245)	(1,726)	(3,912)
Reduction of interest expense due to settlement of dispute	—	—	—	—
Gain (loss) on sale of assets	4	734	43	(17)
Other, net	62	5	404	80

Loss before income taxes and cumulative effect adjustment	(6,687)	(12,089)	(10,024)	(25,701)
Income tax benefit (expense)	287	(305)	(146)	144

Loss before cumulative effect of change in accounting principle	(6,400)	(12,394)	(10,170)	(25,557)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(6,400)	$(12,394)	$(10,170)	$(25,557)

Basic and diluted loss per share applicable to common stockholders-
Before cumulative effect of change in accounting principle	$(0.35)	$(0.57)	$(0.37)	$(0.93)
Cumulative effect of change in accounting principle	—	—	—	—

Net loss	$(0.35)	$(0.57)	$(0.37)	$(0.93)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2002

	Q1	Q2	Q3	Q4

Net sales	$92,608	$100,387	$99,535	$78,267
Cost of sales	95,182	100,099	117,095	86,391

Gross profit (loss)	(2,574)	288	(17,560)	(8,124)
SG&A	(7,230)	(7,294)	(6,864)	(6,036)
Reorganization costs	(265)	(32)	(15)	—
Related party expenses	(271)	(188)	(188)	(188)
Goodwill amortization	—	—	—	—

Operating loss	(10,340)	(7,226)	(24,627)	(14,348)
Interest expense	(1,234)	(477)	(411)	(446)
Reduction of interest expense due to settlement of dispute	1,029	—	—	—
Gain (loss) on sale of assets	(149)	(8)	(5)	(4)
Other, net	38	124	525	148

Loss before income taxes and cumulative effect adjustment	(10,656)	(7,587)	(24,518)	(14,650)
Income tax benefit (expense)	236	—	40	—

Loss before cumulative effect of change in accounting principle	(10,420)	(7,587)	(24,478)	(14,650)
Cumulative effect of change in accounting principle	(69,015)	—	—	—

Net loss	$(79,435)	$(7,587)	$(24,478)	$(14,650)

Basic and diluted loss per share applicable to common stockholders-
Before cumulative effect of change in accounting principle	$(0.38)	$(0.28)	$(0.89)	$(0.53)
Cumulative effect of change in accounting principle	(2.52)	—	—	—

Net loss	$(2.90)	$(0.28)	$(0.89)	$(0.53)

During the fourth quarter of 2002, the Company completed an accounting system conversion to integrate the accounts of K*TEC into the system used by the Company. During this process, management identified

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

inconsistencies that were primarily related to the classification and allocation of facilities expenses, outbound shipping costs, and information technology costs. The accompanying annual consolidated financial statements and the quarterly amounts shown above reflect the consistent classification of these costs for all periods presented. The impact of this reclassification was an increase in previously reported cost of goods sold with a corresponding reduction in previously reported selling, general and administrative expenses. The amount of this reclassification for the first three quarters of 2001 was $777, $834 and $988, respectively. The amount of this reclassification for the first three quarters of 2002 was $1,174, $922 and $1,172, respectively.

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Thayer-BLUM Funding II, L.L.C.’s consolidated Schedule II as of December 31, 2000 and for the period September 14, 2000 through December 31, 2000. See Note 2 of the accompanying financial statements for a description of the relationship between Thayer-BLUM Funding II, L.L.C. and Suntron Corporation and the accounting for the merger of these entities. Additionally, the reference to Note 4 in the following report relates to financial statements that were included in the Form S-4 registration statement and not to Note 4 to the financial statements included in this Annual Report on Form 10-K. The following report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K because Arthur Andersen LLP has ceased operations.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Thayer-BLUM Funding II, L.L.C.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Thayer-BLUM Funding II, L.L.C. and subsidiary included in this Form S-4 registration statement and have issued our report thereon dated May 25, 2001 (except with respect to the last paragraph of Note 4, as to which the date is November 7, 2001). Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Houston, Texas
May 25, 2001 (except with respect to the last paragraph of
        Note 4, as to which the date is November 7, 2001)

SUNTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable—Allowance for Doubtful Accounts
(Dollars in Thousands)

		Additions

	Balance at	Charged	Charged			Balance at
	Beginning	To Costs &	To Other			End Of
Year Ended December 31,	Of Year	Expenses	Accounts	Deductions		Year

2000	$3,689	$1,209	$2,434 (3)	$2,744	(1)	$4,588
2001	4,588	2,387	—	1,339	(2)	5,636
2002	5,636	117	1,308 (3)	5,321	(5)	1,740

(1)	Deductions relate to write-offs.

(2)	Deductions consist of write-offs of $675 and recoveries of $664.

(3)	Allowance for doubtful accounts established in purchase accounting for K*tec.

(4)	Allowance for doubtful accounts established in purchase accounting for Midwestern Electronics.

(5)	Deductions consist of write-offs of $3,213 and recoveries of $2,108.

Exhibit Index

Exhibit
Number	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (2)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Memorandum of Understanding dated as of December 6, 2000 by and between Honeywell International, Inc. and EFTC Corporation. (1)

10.4	Form of Management and Consulting Agreement by and between Thayer-Blum Funding, L.L.C. and the registrant. (1)

10.5	Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.6	Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.7	Credit Agreement dated as of January 26, 2001 by and among K*TEC Electronics Corporation and certain of its subsidiaries and Citicorp. USA, Inc., and the lenders and issuers parties thereto. (1)

10.8	Amendment No. 1 and Waiver to K*TEC Electronics Holding Corporation Credit Agreement, Guaranty and Pledge and Security Agreement dated as of November 7, 2001 by and between K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (1)

Exhibit
Number	Exhibits

10.9	Amendment No. 2 to K*TEC Electronics Holding Corporation Credit Agreement dated as of December 19, 2001 among K*TEC Electronics Holding Corporation and Citicorp USA, Inc. as sole Lender and as Administrative Agent. (3)

10.10	Amendment No. 3 to K*TEC Electronics Holding Corporation Credit Agreement dated as of March 8, 2002 among K*TEC Electronics Holding Corporation, EFTC Operating Corp., and Citicorp USA, Inc., as Administrative Agent and sole Lender. (3)

10.11	Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.12	Employment Agreement dated as of March 9, 2000 by and between Raymond M. Gibbons and K*TEC Electronics Corporation. (1)

10.13	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.14	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.15	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.16	Lease Agreement dated September 5, 2000 by and between Fremont Industrial Portfolio, Inc. and K*TEC Electronics Corporation. (1)

10.17	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Brassell, Jr. (4)

10.18	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (4)

21	List of Subsidiaries of the registrant. (2)

23.1	Consent of KPMG LLP (2)

23.2	Notice Regarding Consent of Arthur Andersen LLP (2)

99.1	Certificate of Chief Executive Officer. (2)

99.2	Certificate of Chief Financial Officer. (2)

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Filed herewith.

(3)	Incorporated by reference to the Annual Report on Form 10-K filed on April 1, 2002.

(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed on August 14, 2002.