Form 10-Q
period 2003-03-30
SUNTRON CORP
filed 2003-05-14
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 30, 2003, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

     As of May 2, 2003, there were outstanding 27,409,338 shares of the registrant’s Common Stock, $0.01 par value.

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
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
SIGNATURES
CERTIFICATION
EXHIBIT INDEX
Exhibit 10.19
Exhibit 99.1
Exhibit 99.2

SUNTRON CORPORATION

FORM 10-Q

INDEX

		Page
		Number(s)

PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Consolidated Balance Sheets-December 31, 2002 and March 30, 2003	3-4
	Consolidated Statements of Operations-Quarters Ended March 31, 2002 and March 30, 2003	5
	Consolidated Statements of Cash Flows-Quarters Ended March 31, 2002 and March 30, 2003	6-7
	Notes to Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Statement Regarding Forward-Looking Statements	12
	Organization	12
	Information About Our Business	12-13
	Critical Accounting Policies and Estimates	13-15
	Overview of Statement of Operations	15-16
	Results of Operations	16-18
	Liquidity and Capital Resources	18-21
	Impact of Recently Issued Accounting Standards	21
	Factors That May Affect Future Results	21-30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 2.	Changes in Securities	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits and Reports on Form 8-K	32

SIGNATURES AND CERTIFICATIONS		33-35

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and March 30, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

ASSETS
Current Assets:
Cash and equivalents	$1,621	$78
Trade receivables, net of allowance for doubtful accounts of $1,740 and $1,621, respectively	29,161	36,452
Inventories	67,381	62,314
Prepaid expenses and other	1,860	1,383

Total Current Assets	100,023	100,227

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Buildings and improvements	25,721	25,805
Manufacturing machinery and equipment	53,699	54,042
Furniture, computer equipment and software	32,056	31,982

Total	116,274	116,627
Less accumulated depreciation and amortization	(54,368)	(58,919)

Net Property, Plant and Equipment	61,906	57,708

Intangible and Other Assets:
Goodwill	6,964	6,964
Identifiable intangible assets, net of accumulated amortization of $4,004 and $4,143, respectively	1,708	1,570
Debt issuance costs, net	1,156	1,144
Deposits and other	459	433

Total Intangible and Other Assets	10,287	10,111

	$172,216	$168,046

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2002 and March 30, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,550	$34,903
Outstanding checks in excess of cash balances	—	598
Accrued compensation and benefits	7,268	5,643
Current portion of accrued exit costs related to facility closures	3,341	2,971
Accrued interest expense	87	102
Payable to affiliates	295	248
Accrued property taxes	1,626	649
Other accrued liabilities	4,484	3,459

Total Current Liabilities	49,651	48,573
Long-term Liabilities:
Revolving line of credit	10,856	18,960
Accrued exit costs related to facility closures	6,980	6,701
Other	718	275

Total Liabilities	68,205	74,509

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, none issued
Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 27,409,338 shares	274	274
Additional paid-in capital	380,175	380,182
Deferred stock compensation cost	(351)	(302)
Accumulated deficit	(276,087)	(286,617)

Total Stockholders’ Equity	104,011	93,537

	$172,216	$168,046

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters Ended March 31, 2002 And March 30, 2003
(Dollars In Thousands, Except Per Share Amounts)

	2002	2003

Net Sales	$92,608	$80,164
Cost of Goods Sold	95,182	84,451

Gross profit (loss)	(2,574)	(4,287)
Operating Costs and Expenses:
Selling, general and administrative expenses	7,230	5,627
Related party expenses- management fees	271	188
Merger transaction costs	265	—

Total operating costs and expenses	7,766	5,815

Operating loss	(10,340)	(10,102)
Other Income (Expense):
Interest expense	(1,234)	(480)
Reduction in interest expense due to settlement of dispute	1,029	—
Gain (loss) on sale of assets	(149)	29
Interest and other income	38	23

Loss before income taxes and cumulative effect of change in accounting principle	(10,656)	(10,530)
Income Tax Benefit (Expense)	236	—

Loss before cumulative effect of change in accounting principle	(10,420)	(10,530)
Cumulative Effect of Change in Accounting Principle	(69,015)	—

Net loss	$(79,435)	$(10,530)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(0.38)	$(0.38)
Cumulative effect of change in accounting principle	(2.52)	—

Net loss	$(2.90)	$(0.38)

Number of Shares Used for Computation:
Basic and diluted	27,414,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended March 31, 2002 And March 30, 2003
(Dollars in Thousands)

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(79,435)	$(10,530)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	69,015	—
Depreciation and amortization	5,549	5,232
Amortization of debt issuance costs	498	197
Change in accrued severance, retention and lease exit costs	(396)	(1,127)
Reduction of interest expense due to settlement	(1,029)	—
Loss (gain) on sale of assets	149	(29)
Stock-based compensation and services expense	7	56
Changes in operating assets and liabilities, net of effects of purchases and sales of businesses:
Decrease (increase) in:
Trade receivables, net	(5,719)	(7,291)
Inventories	14,372	5,067
Prepaid expenses and other	(919)	503
Increase (decrease) in:
Accounts payable	3,405	2,332
Accrued compensation and benefits	(2,404)	(1,603)
Other accrued liabilities	(451)	(1,800)

Net cash provided (used) by operating activities	2,642	(8,993)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of cash transferred	96	7
Payments for acquisition of businesses	(5,523)	—
Capital expenditures	(478)	(896)

Net cash used by investing activities	(5,905)	(889)

Cash Flows from Financing Activities:
Proceeds from long-term debt	67,102	81,899
Principal payments on long-term debt	(83,178)	(73,973)
Payments for debt issuance costs	(133)	(185)
Increase in outstanding checks in excess of cash balances	5,448	598

Net cash provided (used) by financing activities	(10,761)	8,339

Net decrease in cash and equivalents	(14,024)	(1,543)
Cash and Equivalents:
Beginning of period	14,172	1,621

End of period	$148	$78

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Quarters Ended March 31, 2002 And March 30, 2003
(Dollars in Thousands)

	2002	2003

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$602	$269

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$6,860	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2002.

          During the fourth quarter of 2002, the Company completed an accounting system conversion to integrate the accounts of K*TEC into the system used by the Company. During this process, management reclassified certain prior year amounts to conform to the 2003 presentation.

2. New Accounting Standards

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

          In connection with the adoption of Statement 142, the Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was determined to be impaired for the entire carrying value which resulted in an

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

impairment loss of $69,015, which was accounted for as the cumulative effect of a change in accounting principle.

          In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard was adopted by the Company in the first quarter of 2003, and the initial application of Statement 143 did not have any impact on the Company’s consolidated financial statements.

          In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002, resulting in total charges to cost of goods sold of $342 for the quarter ended March 30, 2003.

3. Inventories

          Inventories at December 31, 2002 and March 30, 2003 are summarized as follows:

	2002	2003

Purchased parts and completed sub-assemblies	$47,686	$45,203
Work-in-process	6,967	8,044
Finished goods	12,728	9,067

	$67,381	$62,314

          For the quarters ended March 31, 2002 and March 30, 2003, the Company recognized write-downs of excess and obsolete inventories of $963 and $673, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

4.	Debt Financing

          At December 31, 2002 and March 30, 2003, long-term debt consisted of a credit facility with Citibank that provides for a $75,000 revolving line of credit. Through March 30, 2003, the interest rate was the prime rate plus 2.00% (6.25% at December 31, 2002 and March 30, 2003) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 4.7% at December 31, 2002 and 4.5% at March 30, 2003) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the Base Rate or LIBOR rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

The credit agreement also requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. As a result of a substantial net loss in 2002, the Company would have violated the year-end restrictive covenants for EBITDA and tangible net worth. On March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003.

          On April 11, 2003, the Company and Citibank agreed to an amendment that resulted in an increase of 0.5% from the rates shown above for both Base Rate and LIBOR borrowings, the calculation of the borrowing base was revised, and the maturity date was extended until April 2005. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50,000, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50,000. During the first quarter of 2003, the Company also completed updated inventory and equipment appraisals for purposes of determining the borrowing base. After giving effect to these changes, the borrowing base calculation permitted total borrowings of approximately $46,900 as of April 11, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, the Company had borrowing availability of approximately $29,500 as of April 11, 2003 under the amended credit agreement.

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

5. Loss Per Share

          Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended March 31, 2002 and March 30, 2003, as all potential common shares were antidilutive. As of March 30, 2003, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,269,000 shares at exercise prices ranging from $3.74 to $57.24 per share.

6. Stock-Based Compensation

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

          If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the quarters ended March 31, 2002 and March 30, 2003, would have been as follows:

	2002		2003

	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(79,435)	$(2.90)	$(10,530)	$(0.38)

Add stock-based employee compensation recorded under the intrinsic value method	7		56
Less stock-based employee compensation recorded under the fair value method	(629)		(953)

Pro forma under fair value method	$(80,057)	$(2.92)	$(11,427)	$(0.42)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

          Effective January 1, 2002, we were required to adopt a new accounting standard that changed the method for evaluating impairment of goodwill. In order to comply with this standard we engaged an independent business valuation firm to assist in determining the fair value of each reporting unit that had goodwill associated with it. The valuation of reporting units is a highly subjective process that can be influenced by a wide range of factors including historical and forecasted results for the reporting unit, interest rates, and political, regulatory, and economic conditions. Because of the volatility of these factors, a significant reduction in the value of a reporting unit may occur in a relatively short period of time, which could result in a material charge for impairment. Effective January 1, 2002, we implemented this new accounting standard and were required to recognize an impairment charge of $69.0 million related to the K*TEC reporting unit. We are required to evaluate potential impairment of goodwill related to other reporting units at least annually and, depending on changes in the fair value of those reporting units at future testing dates, we may need to recognize additional impairment losses that could have a material adverse impact on our results of operations.

          Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas that we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions. As discussed under Impact of Recently Issued Accounting Standards on page 21, new accounting rules are effective for all restructuring activities after December 31, 2002.

          For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview of Statement of Operations

          We recognize revenue when title is transferred to our customers, which predominantly occurs upon shipment from our facilities. Our gross sales are recorded net of customer discounts taken or expected to be taken.

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

          Merger transaction costs relate to costs incurred in connection with a business combination between EFTC Corporation and K*TEC Operating Company, L.L.C., which was consummated on February 28, 2002. The costs included fees primarily related to professional fees and printing costs for the combination and related Securities and Exchange Commission filings. The business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations in the period when the costs were incurred.

          Related party fees include management fees and advisory fees paid to affiliates of our majority stockholder.

          Interest expense relates to our senior credit facilities and other long-term debt obligations. Interest expense includes the amortization of debt issuance costs and unused commitment fees of 0.5% per annum that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

          Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our top three customers, Honeywell, Applied Materials, and Emulex). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended March 31, 2002 and March 30, 2003:

	2002	2003

Net sales	100.0%	100.0%
Cost of goods sold	102.8%	105.4%

Gross profit (loss)	(2.8)%	(5.4)%
Operating costs and expenses:
Selling, general, and administrative	7.8%	7.0%
Related party management fees	0.3%	0.2%
Merger transaction costs	0.3%	—%

Operating loss	(11.2)%	(12.6)%

Quarter Ended March 31, 2002 Compared to Quarter Ended March 30, 2003

          Net Sales. Net sales decreased $12.4 million, or 13.4%, from $92.6 million for the first quarter of 2002 to $80.2 million for the first quarter of 2003. During the first quarter of 2003, we continued to be impacted adversely by significant downturns in the industries that many of our customers are engaged in, especially aerospace and defense. The decrease in net sales in 2003 was primarily attributable to an $18 million reduction in our net sales to Honeywell in the first quarter of 2003 compared to the first quarter of 2002. The decrease in net sales during the first quarter of 2003 was also attributable to a reduction from $7.0 million in the first quarter of 2002 to $2.9 million in the first quarter of 2003, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. These reductions in net sales were partially offset by $14 million of sales to new customers and an increase of $3 million in net sales related to the March 2002 acquisition of the assets of Midwestern Electronics, Inc.

          For the first quarter of 2002, Honeywell, Applied Materials and Emulex accounted for 50%, 14% and 9%, respectively, of our net sales. For the first quarter of 2003, Honeywell, Applied Materials and Emulex accounted for 35%, 16% and 10%, respectively, of our net sales.

          Gross Profit (Loss). Our gross profit deteriorated $1.7 million from a loss of $2.6 million in the first quarter of 2002 to a loss of $4.3 million in the first quarter of 2003. Similarly, gross profit as a percentage of net sales deteriorated from a loss of 2.8% of net sales in the first quarter of 2002 to a loss of 5.4% of net sales in the first quarter of 2003. The reduction in gross profit in the first quarter of 2003 is primarily attributable to fixed costs associated with several under-utilized manufacturing facilities.

          Inventory write-downs decreased $0.3 million from $1.0 million, or 1.0% of net sales, in the first quarter of 2002 to $0.7 million, or 0.8% of net sales, in the first quarter of 2003. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past year to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2002 and 2003, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $1.6 million, or 22.2%, from $7.2 million in the first quarter of 2002 to $5.6 million in the first quarter of 2003. The decrease in SG & A during the first quarter of 2003 was primarily attributable to reductions in compensation and benefits of $0.5 million, bad debt expense of $0.7 million, and professional fees of $0.1 million.

          Related Party Expenses. Related party expenses decreased $0.1 million, or 30.6%, from $0.3 million in the first quarter of 2002 to $0.2 million in the first quarter of 2003. Effective in the second quarter of 2002, management fees were revised to provide for a quarterly fee of $0.2 million.

          Merger Transaction Costs. In the first quarter of 2002, we incurred costs, primarily for printing costs and professional fees, of $0.3 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations when the costs were incurred.

          Interest Expense. Interest expense decreased $0.7 million, or 61.1%, from $1.2 million in the first quarter of 2002 to $0.5 million in the first quarter of 2003, primarily due to a decrease in average outstanding borrowings. Our weighted average borrowings decreased from $35.8 million during the first quarter of 2002 to $14.4 million during the first quarter of 2003. Our weighted average interest rate also decreased from 8.2% in the first quarter of 2002 to 7.6% in the first quarter of 2003.

          A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. In accounting for this settlement, the Company reduced the carrying amount of goodwill by $6.9 million and recognized a credit to operations of $1.0 million for accrued interest that was previously expensed and that was no longer payable due to this settlement.

          Lower interest rates on the Company’s revolving credit facilities in 2003 also contributed to the reduction in interest expense. The prime rate was approximately one-half percentage point lower in the first quarter of 2003 compared to the first quarter of 2002, and this also had a favorable impact because the interest rate on the revolving line of credit is a variable rate based on the prime and LIBOR rates. However, beginning in April 2003, the Company will be subject to an increase of 0.5% in both Base Rate and LIBOR Rates due to the amendment of our credit facility on April 11, 2003, as well as an increase in the fee charged for our credit facility to the extent that the unused portion exceeds $50 million.

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

          The Company engaged an independent firm specializing in valuation services to assist in the determination if impairment of goodwill should be recognized under Statement 142. The Company concluded that goodwill related to the K*TEC reporting unit was impaired for the entire carrying value, which resulted in an impairment loss of $69.0 million. This impairment loss was recorded as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

          Cash Flows from Operating Activities. Net cash used by operating activities in the first quarter of 2003 was $9.0 million, compared with net cash provided by operating activities of $2.6 million in the first quarter of 2002. The difference between our net loss in the first quarter of 2003 of $10.5 million and $9.0 million of negative operating cash flow was primarily attributable to a reduction in inventories of $5.1 million, $5.2 million of depreciation and amortization expense, partially offset by an increase of $7.3 million in trade receivables, a decrease in accounts payable and other accrued liabilities of $1.1 million, and a reduction of $1.1 million in accrued severance, retention and lease exit costs.

          Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 41 days for the first quarter of 2003, compared to 39 days for the comparable period of 2002.

          Inventories decreased 7.5% to $62.3 million at March 30, 2003, compared to $67.3 million at December 31, 2002. For the first quarter of 2003, inventory turns (i.e., annualized cost of goods sold divided by period end inventory) amounted to 5.4 times per year compared to 3.9 times per year for the comparable period in 2002.

          Cash Flows from Investing Activities. Net cash used by investing activities in the first quarter of 2003 was $0.9 million compared with net cash used by investing activities of $5.9 million in the first quarter of 2002. Investing cash flows in 2003 consist of capital expenditures for new manufacturing equipment and leasehold improvements at our Olathe, Kansas facility. Investing cash flows in the first quarter of 2002 include the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $0.5 million for other capital expenditures.

          Cash Flows from Financing Activities. Net cash provided by financing activities in the first quarter of 2003 was $8.3 million, compared with net cash used by financing activities of $10.8 million in the first quarter of 2002. Financing cash flows in the first quarter of 2003 reflect net borrowings under our revolving line of credit of $7.9 million. During the first quarter of 2003, the Company also paid debt issuance costs of $0.2 million related to our amended credit facility with Citibank. During the first quarter of 2003, an increase in outstanding checks in excess of cash balances of $0.6 million contributed positively to cash flows from financing activities.

          During the first quarter of 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $16.1 million. The Company utilized temporary cash investments of approximately $14.0 million at the end of 2001 to repay outstanding debt during the first quarter of 2002. During the first quarter of 2002, an increase in outstanding checks in excess of cash balances of $5.4 million contributed positively to cash flows from financing activities.

          Contractual Obligations. The following table summarizes our contractual obligations as of March 30, 2003 (Dollars in Thousands):

	Long-term	Non-cancelable
	Debt	Operating
	(Citibank)	Leases	Total

Year ending March 31:
2004	$—	$8,652	$8,652
2005	—	6,944	6,944
2006	18,960	6,064	25,024
2007	—	5,555	5,555
2008	—	2,672	2,672
After 2008	—	2,097	2,097

	$18,960	$31,984	$50,944

          The amounts shown above for non-cancelable operating leases include $12.1 million, which has been included in the determination of our liability for lease exit costs which is recorded on our balance sheet at March 30, 2003. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed. Non-cancelable operating lease obligations (net of the accrued liability for lease exit costs) represent the only off-balance-sheet financing activities into which we have entered.

          We believe we will be able to fund the non-cancelable operating lease obligations from operating cash flows during the periods that payments are required. If we have not repaid outstanding borrowings from cash flow that may be generated over the next three years, upon maturity of the Citibank credit facility in April 2005, we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

          Capital Resources. Our working capital at March 30, 2003 totaled $51.7 million compared to $50.4 million at December 31, 2002.

          As a result of the substantial net loss in 2002, we would have violated year-end restrictive covenants for EBITDA and tangible net worth as contained in the credit agreement with Citibank. On March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003. In addition, on April 11, 2003, Citibank agreed to amend the credit facility to provide less stringent covenants for EBITDA and tangible net worth, and we believe we will be able to comply with the revised covenants. The amended facility continues to provide a revolving line of credit of up to $75.0 million, and the maturity date was extended until April 2005. Borrowings under the amended credit facility will bear interest at the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50,000, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50,000. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

          Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. During the first quarter of 2003, updated inventory and equipment appraisals related to the borrowing base determinations were completed. After giving effect to the revised appraisals and other changes resulting from the April 2003 amendment, the borrowing base calculation would have permitted borrowings up to $46.9 million as of April 11, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, we had borrowing availability of approximately $29.5 million as of April 11, 2003 under the amended credit agreement.

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

Impact of Recently Issued Accounting Standards

          In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 143, Accounting for Asset Retirement Obligations. This standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard was adopted by the Company in the first quarter of 2003, and the initial application of Statement 143 did not have any impact on the Company’s consolidated financial statements.

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

          As a result of the continuing soft demand in the end markets served by our customers, specifically aerospace and semiconductor capital equipment, our net sales have generally declined over the past two years from $197.9 million in the first quarter of 2001 to $78.3 million in the fourth quarter of 2002. For the first quarter of 2003, net sales amounted to $80.2 million but we may experience further declines for the remainder of 2003.

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

          A small number of customers are responsible for a significant portion of our net sales. Sales to Honeywell, Applied Materials and Emulex represented approximately 42%, 22%, and 9%, respectively, of our net sales for the year ended December 31, 2002. For the first quarter of 2003, Honeywell, Applied Materials and Emulex accounted for 35%, 16%, and 10%, respectively, of our net sales. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

          Accordingly, we may experience problems in integrating the operations associated with any future acquisition. We therefore cannot provide assurance that any future acquisition will result in a positive contribution to our results of operations. In particular, the successful combination with any businesses we acquire will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any business acquired, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm our ability to realize the anticipated benefits of any future acquisition. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs, and the creation of goodwill or other intangible assets that could result in increased impairment or amortization expense.

Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

          As of March 30, 2003, we had outstanding bank debt of approximately $19.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

          During 2002, the average number of shares of our common stock that traded on the NASDAQ exchange amounted to approximately 7,000 shares per day compared to 27,409,000 issued and outstanding shares. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

          We have a revolving line of credit with Citibank, N.A. and the amended credit agreement provides for total borrowings up to $75 million. The interest rate under this agreement is based either on the prime rate or LIBOR rate, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $750,000. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

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

The following exhibits are filed with this report:

Exhibit 10.19 Amended and Restated Credit Agreement dated April 11, 2003 between Suntron Corporation and Citicorp USA

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Chief Financial Officer

(b).	Reports on Form 8-K

Not Applicable.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: May 14, 2003	/s/ James K. Bass

James K. Bass
Chief Executive Officer

Date: May 14, 2003	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: May 14, 2003	/s/ James A. Doran

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

          5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.         The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

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

          5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.         The registrant’s other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003

/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

EXHIBIT INDEX

Exhibit 10.19 Amended and Restated Credit Agreement dated April 11, 2003 between Suntron Corporation and Citicorp USA

Exhibit 99.1 Certificate of Chief Executive Officer

Exhibit 99.2 Certificate of Chief Financial Officer