Form 10-Q
period 2003-06-29
SUNTRON CORP
filed 2003-08-13
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 29, 2003, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

     As of July 31, 2003, there were outstanding 27,409,338 shares of the registrant’s Common Stock, $0.01 par value.

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
Item 5. Other Information
SIGNATURES
CERTIFICATION
CERTIFICATION
Index to Exhibits
Exhibit 32.1
Exhibit 32.2

SUNTRON CORPORATION

FORM 10-Q

INDEX

		Page
		Number(s)

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Consolidated Balance Sheets- December 31, 2002 and June 29, 2003	3-4
	Consolidated Statements of Operations- For the Quarters and the Six Months Ended June 30, 2002 and June 29, 2003	5
	Consolidated Statements of Cash Flows- For the Six Months Ended June 30, 2002 and June 29, 2003	6-7
	Notes to Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Statement Regarding Forward-Looking Statements	12
	Organization	12
	Information About Our Business	12-13
	Critical Accounting Policies and Estimates	13-15
	Overview of Statement of Operations	15-16
	Results of Operations	16-19
	Liquidity and Capital Resources	19-23
	Impact of Recently Issued Accounting Standards	23
	Factors That May Affect Future Results	23-32
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 2.	Changes in Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits and Reports on Form 8-K	34
SIGNATURES AND CERTIFICATIONS		35-37

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and June 29, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

ASSETS
Current Assets:
Cash and equivalents	$1,621	$13
Trade receivables, net of allowance for doubtful accounts of $1,740 and $1,374, respectively	29,161	36,070
Inventories	67,381	61,989
Prepaid expenses and other	1,860	1,419

Total Current Assets	100,023	99,491

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Buildings and improvements	25,721	25,825
Manufacturing machinery and equipment	53,699	53,759
Furniture, computer equipment and software	32,056	31,806

Total	116,274	116,188
Less accumulated depreciation and amortization	(54,368)	(63,825)

Net Property, Plant and Equipment	61,906	52,363

Intangible and Other Assets:
Goodwill	6,964	7,395
Identifiable intangible assets, net of accumulated amortization of $4,004 and $4,282, respectively	1,708	1,431
Debt issuance costs, net	1,156	1,305
Deposits and other	459	323

Total Intangible and Other Assets	10,287	10,454

	$172,216	$162,308

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2002 and June 29, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,550	$32,030
Outstanding checks in excess of cash balances	—	689
Accrued compensation and benefits	7,268	6,472
Current portion of accrued exit costs related to facility closures	3,341	2,806
Accrued interest expense	87	212
Payable to affiliates	295	237
Accrued property taxes	1,626	1,055
Other accrued liabilities	4,484	4,236

Total Current Liabilities	49,651	47,737
Long-term Liabilities:
Revolving line of credit	10,856	25,045
Accrued exit costs related to facility closures	6,980	6,172
Other	718	289

Total Liabilities	68,205	79,243

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 27,409,338 shares	274	274
Additional paid-in capital	380,175	380,189
Deferred stock compensation cost	(351)	(254)
Accumulated deficit	(276,087)	(297,144)

Total Stockholders’ Equity	104,011	83,065

	$172,216	$162,308

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003

Net Sales	$100,387	$74,845	$192,995	$155,009
Cost of Goods Sold	100,099	78,840	195,281	163,291

Gross profit (loss)	288	(3,995)	(2,286)	(8,282)
Operating Costs and Expenses:
Selling, general and administrative expenses	7,294	5,715	14,524	11,342
Related party expenses- management fees	188	187	459	375
Merger transaction costs	32	—	297	—

Total operating costs and expenses	7,514	5,902	15,280	11,717

Operating loss	(7,226)	(9,897)	(17,566)	(19,999)
Other Income (Expense):
Interest expense	(477)	(700)	(1,711)	(1,180)
Reduction in interest expense due to settlement of dispute	—	—	1,029	—
Gain (loss) on sale of assets	(8)	7	(157)	36
Interest and other income	124	63	162	86

Loss before income taxes and cumulative effect of change in accounting principle	(7,587)	(10,527)	(18,243)	(21,057)
Income Tax Benefit (Expense)	—	—	236	—

Loss before cumulative effect of change in accounting principle	(7,587)	(10,527)	(18,007)	(21,057)
Cumulative Effect of Change in Accounting Principle	—	—	(69,015)	—

Net loss	$(7,587)	$(10,527)	$(87,022)	$(21,057)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(0.28)	$(0.38)	$(0.66)	$(0.77)
Cumulative effect of change in accounting principle	—	—	(2.52)	—

Net loss	$(0.28)	$(0.38)	$(3.18)	$(0.77)

Number of Shares Used for Computation:
Basic and diluted	27,409,000	27,409,000	27,409,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2002 And June 29, 2003
(Dollars in Thousands)

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(87,022)	$(21,057)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	69,015	—
Depreciation and amortization	11,029	10,969
Amortization of debt issuance costs	636	479
Change in accrued severance, retention and lease exit costs	(455)	(1,821)
Reduction of interest expense due to settlement	(1,029)	—
Loss (gain) on sale of assets	157	(36)
Stock-based compensation and services expense	20	111
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(4,228)	(5,297)
Inventories	25,113	6,509
Prepaid expenses and other	(681)	577
Increase (decrease) in:
Accounts payable	8,383	(1,672)
Accrued compensation and benefits	(780)	(785)
Other accrued liabilities	(1,897)	(707)

Net cash provided (used) by operating activities	18,261	(12,730)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of cash transferred	105	15
Cash received (paid) for acquisition of businesses	(5,523)	301
Capital expenditures	(1,268)	(1,952)

Net cash used by investing activities	(6,686)	(1,636)

Cash Flows from Financing Activities:
Proceeds from long-term debt	132,972	163,128
Principal payments on long-term debt	(158,942)	(150,431)
Payments for debt issuance costs	(280)	(628)
Increase in outstanding checks in excess of cash balances	618	689

Net cash provided (used) by financing activities	(25,632)	12,758

Net decrease in cash and equivalents	(14,057)	(1,608)
Cash and Equivalents:
Beginning of period	14,172	1,621

End of period	$115	$13

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Six Months Ended June 30, 2002 And June 29, 2003
(Dollars in Thousands)

	2002	2003

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,654	$576

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$6,860	$—

Assumption of bank debt for acquisition of business	$—	$1,156

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1.     Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2002.

     During the fourth quarter of 2002, the Company completed an accounting system conversion to integrate the accounts of K*TEC into the system used by the Company. During this process, management reclassified certain 2002 amounts.

2.     New Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002. As discussed in Note 8, the Company expects to recognize restructuring losses up to approximately $1.0 million related to the consolidation of operations in Phoenix in the second half of 2003.

3.     Loss Per Share

     Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters and the six months ended June 30, 2002 and June 29, 2003, as all potential common shares were antidilutive. As of June 29, 2003, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,162,000 shares at exercise prices ranging from $2.83 to $57.24 per share.

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the quarters and the six months ended June 30, 2002 and June 29, 2003, would have been as follows:

	Quarter Ended:

	June 30, 2002		June 29, 2003

	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(7,587)	$(0.28)	$(10,527)	$(0.38)

Add stock-based employee compensation recorded under the intrinsic value method	13		55
Less stock-based employee compensation recorded under the fair value method	(629)		(714)

Pro forma under fair value method	$(8,203)	$(0.30)	$(11,186)	$(0.41)

	Six Months Ended:

	June 30, 2002		June 30, 2002

	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(87,022)	$(3.18)	$(21,057)	$(0.77)

Add stock-based employee compensation recorded under the intrinsic value method	20		111
Less stock-based employee compensation recorded under the fair value method	(1,258)		(1,667)

Pro forma under fair value method	$(88,260)	$(3.22)	$(22,613)	$(0.83)

5.     Inventories

     Inventories at December 31, 2002 and June 29, 2003 are summarized as follows:

	2002	2003

Purchased parts and completed sub-assemblies	$47,686	$44,838
Work-in-process	6,967	9,316
Finished goods	12,728	7,835

	$67,381	$61,989

     For the quarters ended June 30, 2002 and June 29, 2003, the Company recognized write-downs of excess and obsolete inventories of $828 and $1,397, respectively. For the six months ended June 30, 2002 and June 29, 2003, the Company recognized write-downs of excess and obsolete inventories of $1,791 and $2,070, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

6.     Business Combination

     On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the communications, military, medical instrumentation, and industrial controls markets. The initial purchase consideration was $855, which consisted of the assumption and immediate repayment of $1,156 of Trilogic’s bank debt, offset by cash acquired of $301. The net purchase consideration was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004.

     The preliminary allocation of the acquisition cost resulted in goodwill of $431. The allocation of the purchase price is based on preliminary data and could change when final valuation of certain intangible assets is completed. The historical results of operations of Trilogic Systems would not have had a material effect on the Company’s consolidated results of operations and therefore no unaudited pro forma results of operations are presented. herein.

7.     Debt Financing

     At December 31, 2002 and June 29, 2003, long-term debt consisted of a credit facility with Citibank that provides for a $75,000 revolving line of credit. As of December 31, 2002, the interest rate was the prime rate plus 2.00% (6.25% at December 31, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 4.7% at December 31, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

     The credit agreement also requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. As a result of a substantial net loss in 2002, the Company would have violated the year-end restrictive covenants for EBITDA and tangible net worth. However, on March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003. As of June 29, 2003, the Company is in compliance with the covenants under the credit facility with Citibank.

     On April 11, 2003, the Company and Citibank agreed to an amendment that resulted in an increase of 0.5% from the rates shown above for both Base Rate and LIBOR borrowings (the effective rate as of June 29, 2003 was 6.50% for Base Rate borrowings and 4.94% for LIBOR Rate borrowings), the calculation of the borrowing base was revised, and the maturity date was extended until April 2005. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50,000, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50,000. During the first

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

quarter of 2003, the Company also completed updated inventory and equipment appraisals for purposes of determining the borrowing base. After giving effect to these changes, the borrowing base calculation permitted total borrowings of approximately $49,574 as of June 29, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, the Company had borrowing availability of approximately $24,215 as of June 29, 2003 under the amended credit agreement.

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

8.     Restructuring Activities

     The Company periodically takes actions to increase capacity utilization through the closure of facilities and reductions in workforce with the objective of eliminating fixed and variable costs associated with excess capacity. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of the existing leased space in Phoenix. In connection with the initial phase of the Phoenix consolidation, effective June 1, 2003, the estimated useful life of leasehold improvements with a carrying value of $1,309 was shortened from approximately four years to periods ranging from two months to seven months to coincide with the expected period that the assets will continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $493 ($.02 per share) for the quarter and the six months ended June 29, 2003.

     The Company also incurred severance and retention costs related to the Phoenix consolidation and other reductions in workforce of $360 for the quarter ended June 29, 2003, and $595 for the six months ended June 29, 2003.

     Management expects that additional charges related to the Phoenix consolidation will be incurred when the Company ceases use of the leased space, which is expected to occur in the second half of 2003. Management estimates that the Company will incur lease exit charges related to the Phoenix consolidation up to $1,000 during the second half of 2003.

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

Organization

     Suntron Corporation is a provider of vertically integrated electronics manufacturing solutions, supplying high-mix services for the aerospace and defense, semiconductor capital equipment, industrial, networking and telecommunications, and medical industries. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, and full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing small lots in a flexible manufacturing environment. Our success in the marketplace is a direct result of our ability to provide intelligent solutions tailored to match customer requirements, while meeting the highest quality standards in the industry.

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

     Effective January 1, 2002, we were required to adopt a new accounting standard that changed the method for evaluating impairment of goodwill. In order to comply with this standard we engaged an independent business valuation firm to assist in determining the fair value of each reporting unit that had goodwill associated with it. The valuation of reporting units is a highly subjective process that can be influenced by a wide range of factors including historical and forecasted results for the reporting unit, interest rates, and political, regulatory, and economic conditions. Because of the volatility of these factors, a significant reduction in the value of a reporting unit may occur in a relatively short period of time, which could result in a material charge for impairment. Effective January 1, 2002, we implemented this new accounting standard and we recognized an impairment charge of $69.0 million related to the K*TEC reporting unit. We are required to evaluate potential impairment of goodwill related to other reporting units at least annually and, depending on changes in the fair value of those reporting units at future testing dates, we may need to recognize additional impairment losses that could have a material adverse impact on our results of operations.

     Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas that we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions. As discussed under Impact of Recently Issued Accounting Standards on page 23, new accounting rules are effective for all restructuring activities after December 31, 2002.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview of Statement of Operations

     We recognize revenue when title is transferred to our customers, which predominantly occurs upon shipment from our facilities. Our sales are recorded net of customer discounts taken or expected to be taken.

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

     Interest expense relates to our senior credit facilities and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended June 30, 2002 and June 29, 2003:

	Quarter Ended		Six Months Ended

	June 30,	June 29,	June 30,	June 29,
	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	99.7%	105.3%	101.2%	105.3%

Gross profit (loss)	0.3%	(5.3)%	(1.2)%	(5.3)%
Operating costs and expenses:
Selling, general, and administrative	7.3%	7.6%	7.5%	7.3%
Related party management fees	0.2%	0.3%	0.2%	0.3%
Merger transaction costs	—%	—%	0.2%	—%

Operating loss	(7.2)%	(13.2)%	(9.1)%	(12.9)%

Quarter Ended June 30, 2002 Compared to Quarter Ended June 29, 2003

     Net Sales. Net sales decreased $25.6 million, or 25.4%, from $100.4 million for the second quarter of 2002 to $74.8 million for the second quarter of 2003. During the second quarter of 2003, we continued to be impacted adversely by significant downturns in the industries that many of our customers are engaged in, especially aerospace and defense. The decrease in net sales in the second quarter of 2003 was primarily attributable to a $15.6 million reduction in our net sales to Honeywell and a $12.3 million reduction in our net sales to Applied Materials. The reduction in net sales in the second quarter of 2003 was partially offset by approximately $12.0 million of sales to new customers and $1.1 million of sales related to the May 30, 2003 acquisition of the assets of Trilogic Systems.

     Net sales for the second quarter of 2002 and 2003 includes approximately $2.6 million and $2.9 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. In the second quarter of 2003, net sales also includes recovery of unauthorized customer discounts of approximately $0.6 million.

     For the second quarter of 2002, Honeywell and Applied Materials accounted for 38% and 26%, respectively, of our net sales. For the second quarter of 2003, Honeywell and Applied Materials accounted for 31% and 18%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, during the second quarter of 2003, Emulex notified us that they intend to disengage as a customer by the end of 2003. For the third quarter of 2003, we expect our net sales will be 5% to 10% higher than net sales for the second quarter of 2003. We are not able to provide guidance beyond the third quarter of 2003 due to uncertainty in the markets served by many of our customers.

     Gross Profit (Loss). Despite extensive restructuring and cost cutting achievements over the past two years, we have continued to experience sharp declines in net sales that have mitigated our efforts to achieve profitable results. Our gross profit declined $4.3 million from a profit of $0.3 million in the second quarter of 2002 to a loss of $4.0 million in the second quarter of 2003. Similarly, gross profit as a percentage of net sales deteriorated from a profit of 0.3% of net sales in the second quarter of 2002 to a loss of 5.3% of net sales in the second quarter of 2003. The reduction in gross profit in the second quarter of 2003 is primarily attributable to fixed costs associated with several under-utilized manufacturing facilities.

     Inventory write-downs increased $0.6 million from $0.8 million, or 0.8% of net sales, in the second quarter of 2002 to $1.4 million, or 1.9% of net sales, in the second quarter of 2003. This increase in inventory write-downs resulted primarily from excess inventories due to declining customer demand in the second quarter of 2003. Write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $1.6 million, or 21.6%, from $7.3 million in the second quarter of 2002 to $5.7 million in the second quarter of 2003. The decrease in SG & A during the second quarter of 2003 was attributable to reductions in compensation and benefits of $0.9 million and professional fees of $0.8 million.

     Interest Expense. Interest expense increased $0.2 million, or 46.8%, from $0.5 million in the second quarter of 2002 to $0.7 million in the second quarter of 2003 due to an increase in average outstanding borrowings, which was partially mitigated by lower interest rates in 2003. Our weighted average borrowings increased from $15.1 million during the second quarter of 2002 to $24.3 million during the second quarter of 2003. Our weighted average interest rate decreased from 9.0% in the second quarter of 2002 to 6.5% in the second quarter of 2003.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 29, 2003

     Net Sales. Net sales decreased $38.0 million, or 19.7%, from $193.0 million for the first half of 2002 to $155.0 million for the first half of 2003. This decrease in 2003 net sales was primarily attributable to significant decreases in net sales across our customer base, including decreases with Honeywell and Applied Materials of $33.7 million and $12.3 million, respectively. The decrease in net sales in 2003 was primarily attributable to significant downturns in the industries that our major customers are engaged in, including aerospace and defense and semiconductor capital equipment. These reductions in net sales were partially offset by approximately $27.0 million of sales to new customers and $1.1 million of sales related to the May 30, 2003 acquisition of the assets of Trilogic Systems.

     Net sales for the first half of 2002 and 2003 includes approximately $9.6 million and $5.8 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For the first half of 2003, net sales includes recovery of unauthorized customer discounts of approximately $0.6 million.

     For the first half of 2002, Honeywell and Applied Materials accounted for 44% and 20%, respectively, of our net sales. For the first half of 2003, Honeywell and Applied Materials accounted for 33% and 17%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, during the second quarter of 2003, Emulex notified us that they intend to disengage as a customer by the end of 2003.

     Gross Profit (Loss). Despite extensive restructuring and cost cutting achievements over the past two years, we have continued to experience sharp declines in net sales that have mitigated our efforts to achieve profitable results. Our gross profit decreased $6.0 million from a loss of $2.3 million in the first half of 2002 to a loss of $8.3 million in the first half of 2003. Similarly, gross profit as a percentage of net sales declined from a loss of 1.2% of net sales in the first half of 2002 to a loss of 5.3% of net sales in the first half of 2003. The reduction in gross profit in the second quarter of 2003 is primarily attributable to fixed costs associated with several under-utilized manufacturing facilities.

     Inventory write-downs increased $0.2 million from $1.8 million, or 0.9% of net sales, in the first half of 2002 to $2.0 million, or 1.3% of net sales, in the first half of 2003. This increase in inventory write-downs resulted primarily from excess inventories due to declining customer demand in the second quarter of 2003. Write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $3.2 million, or 21.9%, from $14.5 million in the first half of 2002 to $11.3 million in the first half of 2003. The decrease in SG & A during the first half of 2003 was primarily attributable to reductions in compensation and benefits of $1.5 million, professional fees of $1.1 million, and information technology expenses of $0.4 million.

     Related Party Expenses. Related party expenses decreased $0.1 million, or 18.3%, from $0.5 million in the first half of 2002 to $0.4 million in the first half of 2003. Effective in the second quarter of 2002, management fees were lowered to provide for a quarterly fee of approximately $0.2 million.

     Merger Transaction Costs. In the first half of 2002, we incurred costs of $0.3 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations when the costs were incurred.

     Interest Expense. Interest expense decreased $0.5 million, or 31.0%, from $1.7 million in the first half of 2002 to $1.2 million in the first half of 2003, due to a decrease in average outstanding borrowings and a decrease in interest rates. Our weighted average borrowings decreased from $25.4 million during the first half of 2002 to $19.4 million during the first half of 2003. Our weighted average interest rate also decreased from 8.5% in the first half of 2002 to 7.0% in the first half of 2003.

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

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, which resulted in the requirement to perform a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach.

     In connection with the adoption of Statement 142 during the first quarter of 2002, we engaged an independent firm specializing in valuation services to assist us in determining whether impairment of goodwill should be recognized under this new standard. We concluded that no impairment exists with respect to goodwill with a carrying value of $6,729 on January 1, 2002 related to our Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, we concluded that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was impaired for the entire carrying value of $69.0 million. This impairment loss was reported as a cumulative effect of a change in accounting principle.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in the first half of 2003 was $12.7 million, compared with net cash provided by operating activities of $18.3 million in the first half of 2002. The difference between our net loss of $21.1 million in the first half of 2003 and $12.7 million of negative operating cash flow was primarily attributable to a reduction in inventories of $6.5 million, $11.0 million of depreciation and amortization expense, partially offset by an increase of $5.3 million in trade receivables, a decrease in accounts payable and other accrued liabilities of $3.2 million, and a reduction of $1.8 million in accrued severance, retention and lease exit costs.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 44 days for the second quarter of 2003, compared to 35 days for the comparable period of 2002. Days sales outstanding has been increasing over the past year as the mix of our net sales has shifted away from customers that took advantage of discounts in exchange for accelerated payment terms.

     Inventories decreased 8.0% to $62.0 million at June 29, 2003, compared to $67.4 million at December 31, 2002. For the second quarter of 2003, inventory turns (i.e., annualized cost of goods sold divided by period end inventory) amounted to 5.1 times per year compared to 4.7 times per year for the comparable period in 2002. Inventory turns have improved primarily due to our success in enforcing the contractual provisions of our customer agreements whereby excess inventories of approximately $21.0 million have been sold back to customers over the past year.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first half of 2003 was $1.6 million compared with net cash used by investing activities of $6.7 million in the first half of 2002. Investing cash flows in 2003 include $2.0 million of capital expenditures, primarily for leasehold improvements at our Olathe, Kansas facility, and new manufacturing equipment at several locations. Approximately $0.9 million of our 2003 capital expenditures was for testing equipment to meet new customer manufacturing requirements. Our cash outflows for investing activities were partially offset by $0.3 million of cash acquired in the acquisition of Trilogic Systems.

     Investing cash flows in the first half of 2002 include the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $1.3 million for other capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities in the first half of 2003 was $12.8 million, compared with net cash used by financing activities of $25.6 million in the first half of 2002. Financing cash flows in the first half of 2003 reflect net borrowings under our revolving line of credit of $12.7 million. During the first half of 2003, the Company also paid debt issuance costs of $0.6 million related to our amended credit facility with Citibank. During the first half of 2003, an increase in outstanding checks in excess of cash balances of $0.7 million contributed positively to cash flows from financing activities.

     During the first half of 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $26.0 million. The Company utilized temporary cash investments of approximately $14.0 million at the end of 2001 to repay outstanding debt during the first half of 2002. During the first half of 2002, an increase in outstanding checks in excess of cash balances of $0.6 million contributed positively to cash flows from financing activities.

     Contractual Obligations. The following table summarizes our contractual obligations as of June 29, 2003 (Dollars in Thousands):

	Long-term	Non-cancelable
	Debt	Operating
	(Citibank)	Leases	Total

Year ending June 30:
2004	$–	$8,056	$8,056
2005	25,045	6,511	31,556
2006	–	5,956	5,956
2007	–	5,527	5,527
2008	–	1,466	1,466
After 2008	–	1,930	1,930

	$25,045	$29,446	$54,491

     The amounts shown above for non-cancelable operating leases include $11.3 million, which has been included in the determination of our liability for lease exit costs which is recorded on our balance sheet at June 29, 2003. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

     The table shown does not include contingent consideration related to the purchase of Trilogic Systems on May 30, 2003. Pursuant to the purchase agreement, we may be required to pay up to approximately $4.0 million if certain sales targets are achieved through 2004. As of June 29, 2003, the minimum sales target has not been achieved and no amounts are currently payable. However, during the third quarter of 2003, the agreement requires that we estimate the annual amount of qualified 2003 sales and calculate the amount of consideration, if any, that would be payable for the annual 2003 sales target. Upon completion of this calculation, we will be required to issue a letter of credit for the estimated amount of the contingent consideration payable related to the 2003 annual sales target. We expect that the letter of credit will be issued in an amount up to approximately $2.0 million. If the minimum sales target for 2003 is not met during the second half of 2003, no amount will be payable and the letter of credit will be canceled; however, if the minimum sales target is achieved in the second half of 2003, the payment will be due in the first quarter of 2004 based on the actual qualified sales for 2003. The agreement provides for a similar process related to the contingent consideration applicable to sales targets for 2004.

     We believe we will be able to fund our contractual obligations from operating cash flows during the periods that payments are required. If we have not repaid outstanding borrowings from cash flow that may be generated prior to maturity of the Citibank credit facility in April 2005, we currently intend to enter into negotiations for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

     Capital Resources. Our working capital at June 29, 2003 totaled $51.8 million compared to $50.4 million at December 31, 2002.

     As a result of the substantial net loss in 2002, we would have violated year-end restrictive covenants for EBITDA and tangible net worth as contained in the credit agreement with Citibank. On March 31, 2003, Citibank agreed to a permanent waiver of the year-end covenant violations, as well as expected violations of the same covenants for the first quarter of

2003. In addition, on April 11, 2003, Citibank agreed to amend the credit facility to provide less stringent covenants for EBITDA and tangible net worth. The amended facility continues to provide a revolving line of credit up to $75.0 million, and the maturity date was extended until April 2005. Borrowings under the amended credit facility will bear interest at the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50.0 million, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50.0 million. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of June 29, 2003, the Company is in compliance with the covenants under the amended credit facility with Citibank.

     Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. During the first quarter of 2003, updated inventory and equipment appraisals related to the borrowing base determinations were completed. After giving effect to the revised appraisals and other changes resulting from the April 2003 amendment, the borrowing base calculation permitted borrowings up to $49.6 million as of June 29, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, we had borrowing availability of approximately $24.2 million as of June 29, 2003 under the amended credit agreement.

     We believe that adequate capital resources are in place to fund our working capital and other cash requirements, including up to $4.0 million of contingent consideration related to the Trilogic Systems acquisition, for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase significantly, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements.

     The continued availability of our credit facility with Citibank is a critical assumption underlying our belief that adequate capital resources are currently in place to fund our planned activities for the next 12 months. The borrowing base calculation under this credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. However, the borrowing base generally increases as our net receivables and inventories increase. If our sales begin to increase rapidly, this credit facility is critical to enable us to finance the increased working capital requirements associated with growth.

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

Impact of Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3 and is required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Under Statement 146, we expect to recognize restructuring losses related to the consolidation of operations in Phoenix up to $1.0 million in the second half of 2003.

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

     As a result of the continuing soft demand in the end markets served by our customers, specifically aerospace and semiconductor capital equipment, our net sales have generally declined from $197.9 million in the first quarter of 2001 to $74.8 million in the second quarter of 2003.

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

     A significant percentage of our net sales are generated from the aerospace and defense, semiconductor capital equipment, industrial, networking and telecommunications, and medical segments of the electronics industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these segments are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these segments of the electronics industry results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.

We are dependent on the aerospace industry.

     Our principal customer is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace segment of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations. See “—We have experienced declining net sales.” In addition, continuing tensions in the Middle East, have resulted in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

     A small number of customers are responsible for a significant portion of our net sales. Sales to Honeywell and Applied Materials represented approximately 42% and 22%, respectively, of our net sales for the year ended December 31, 2002. For the first half of 2003, Honeywell and Applied Materials accounted for 33% and 17%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, during the second quarter of 2003, Emulex notified us that they intend to disengage as a customer by the end of 2003. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations.

     If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our net sales. There can be no assurance that current customers, including Honeywell and Applied Materials, will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.

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

     In addition, we make significant decisions, including determining the levels of business that we seek and accept, production schedules, component procurement commitments, personnel needs, and other resource requirements based on estimates of customer production requirements. The short-term nature of our customers’ commitments to us, combined with the possibility of rapid changes in demand for their products, reduces our ability to accurately estimate future customer orders. In addition, because many of our costs and operating expenses are relatively fixed, a reduction in customer demand generally harms our operating results.

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

If we experience excess capacity due to variability in customer demand, our gross margins may decline.

     We may schedule certain of our production facilities at less than full capacity to retain our ability to respond to additional quick turnaround orders. However, if these orders are not received, we could experience losses due to excess capacity. Whenever we experience excess capacity, our sales revenue may be insufficient to fully cover our fixed overhead expenses and our gross margins will decline. Conversely, we may not be able to capture all potential revenue in a given period if our customers’ demands for quick turnaround services exceed our capacity during that period.

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

     We completed two business combinations in 2002 and one in 2003, and we anticipate that we will seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. The long-term success of recent business combinations will depend on our ability to unite the business strategies, human resources and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.

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

     As of June 29, 2003, we had outstanding bank debt of approximately $25.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have a revolving line of credit with Citibank, N.A. and the amended credit agreement provides for total borrowings up to $75 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $750,000. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

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

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     On June 27, 2003, the Company held its annual meeting of stockholders to vote on the election of three directors, each for a term of three years. The shareholders voted in favor of election of three directors, with the following votes cast:

Name	For	Withhold

Douglas P. McCormick	27,077,298	32,462
Jose S. Medeiros	27,077,290	32,470
James C. Van Horne	27,077,290	32,470

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a).Exhibits

     The following exhibits are filed with this report:

Exhibit 32.1 Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     (b). Reports on Form 8-K

     On April 28, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 12 for a press release that was issued related to the Company’s earnings for the year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: August 13, 2003	/s/ James K. Bass

James K. Bass
Chief Executive Officer

Date: August 13, 2003	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: August 13, 2003	/s/ James A. Doran

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

Date: August 13, 2003

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

Date: August 13, 2003

/s/ Peter W. Harper

Peter W. Harper Chief Financial Officer

EXHIBIT INDEX

Exhibit #		Description of Document

32.1	—	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	—	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002