Form 10-Q
period 2003-09-28
SUNTRON CORP
filed 2003-11-05
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 28, 2003, or

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

     As of October 31, 2003, there were outstanding 27,409,338 shares of the registrant’s Common Stock, $0.01 par value.

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
SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION

FORM 10-Q

INDEX

Page
Number(s)

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements
Consolidated Balance Sheets-December 31, 2002 and September 28, 2003	3-4
Consolidated Statements of Operations- For the Quarters and the Nine Months Ended September 29, 2002 and September 28, 2003	5
Consolidated Statements of Cash Flows- For the Nine Months Ended September 29, 2002 and September 28, 2003	6-7
Notes to Consolidated Financial Statements	8-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	13
Organization	13
Information About Our Business	13-14
Critical Accounting Policies and Estimates	14-16
Overview of Statement of Operations	16-17
Results of Operations	17-21
Liquidity and Capital Resources	21-25
Impact of Recently Issued Accounting Standards	25
Factors That May Affect Future Results	26-34
Item 3. Quantitative and Qualitative Disclosures about Market Risk	35
Item 4. Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	36
Item 2. Changes in Securities and Use of Proceeds	36
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits and Reports on Form 8-K	36
SIGNATURES	37

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and September 28, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

ASSETS
Current Assets:
Cash and equivalents	$1,621	$23
Trade receivables, net of allowance for doubtful accounts of $1,740 and $1,630, respectively	29,161	40,440
Inventories	67,381	57,709
Prepaid expenses and other	1,860	1,407

Total Current Assets	100,023	99,579

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Buildings and improvements	25,721	25,822
Manufacturing machinery and equipment	53,699	53,760
Furniture, computer equipment and software	32,056	33,477

Total	116,274	117,857
Less accumulated depreciation and amortization	(54,368)	(69,464)

Net Property, Plant and Equipment	61,906	48,393

Intangible and Other Assets:
Goodwill	6,964	8,996
Identifiable intangible assets, net of accumulated amortization of $4,004 and $4,421, respectively	1,708	1,291
Debt issuance costs, net	1,156	1,065
Deposits and other	459	298

Total Intangible and Other Assets	10,287	11,650

	$172,216	$159,622

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2002 and September 28, 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,550	$29,860
Outstanding checks in excess of cash balances	—	1,331
Accrued compensation and benefits	7,268	4,737
Current portion of accrued exit costs related to facility closures	3,341	2,779
Accrued interest expense	87	209
Payable to affiliates	295	220
Accrued property taxes	1,626	1,178
Accrued business acquisition cost	—	1,587
Other accrued liabilities	4,484	3,471

Total Current Liabilities	49,651	45,372
Long-term Liabilities:
Revolving line of credit	10,856	31,629
Accrued exit costs related to facility closures	6,980	5,848
Other	718	772

Total Liabilities	68,205	83,621

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 27,409,338 shares	274	274
Additional paid-in capital	380,175	380,197
Deferred stock compensation cost	(351)	(206)
Accumulated deficit	(276,087)	(304,264)

Total Stockholders’ Equity	104,011	76,001

	$172,216	$159,622

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2002	2003	2002	2003

Net Sales	$99,535	$79,638	$292,530	$234,647
Cost of Goods Sold	117,095	80,780	312,376	244,071

Gross profit (loss)	(17,560)	(1,142)	(19,846)	(9,424)
Operating Costs and Expenses:
Selling, general and administrative expenses	6,864	5,039	21,388	16,381
Related party expenses- management fees	188	188	647	563
Merger transaction costs	15	—	312	—

Total operating costs and expenses	7,067	5,227	22,347	16,944

Operating loss	(24,627)	(6,369)	(42,193)	(26,368)
Other Income (Expense):
Interest expense	(411)	(761)	(2,122)	(1,941)
Reduction in interest expense due to settlement of dispute	—	—	1,029	—
Gain (loss) on sale of assets	(5)	6	(162)	42
Interest and other income	525	4	687	90

Loss before income taxes and cumulative effect of change in accounting principle	(24,518)	(7,120)	(42,761)	(28,177)
Income Tax Benefit (Expense)	40	—	276	—

Loss before cumulative effect of change in accounting principle	(24,478)	(7,120)	(42,485)	(28,177)
Cumulative Effect of Change in Accounting Principle	—	—	(69,015)	—

Net loss	$(24,478)	$(7,120)	$(111,500)	$(28,177)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(0.89)	$(0.26)	$(1.55)	$(1.03)
Cumulative effect of change in accounting principle	—	—	(2.52)	—

Net loss	$(0.89)	$(0.26)	$(4.07)	$(1.03)

Number of Shares Used for Computation:
Basic and diluted	27,409,000	27,409,000	27,409,000	27,409,000

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 29, 2002 And September 28, 2003
(Dollars in Thousands)

	2002	2003

Cash Flows from Operating Activities:
Net loss	$(111,500)	$(28,177)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	69,015	—
Depreciation and amortization	16,558	16,843
Amortization of debt issuance costs	793	719
Impairment of property, plant and equipment	2,671	40
Change in accrued severance, retention and lease exit costs	8,757	(2,212)
Reduction of interest expense due to settlement	(1,029)	—
Loss (gain) on sale of assets	162	(42)
Stock-based compensation and services expense	32	167
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(5,944)	(9,667)
Inventories	36,992	10,789
Prepaid expenses and other	(431)	614
Increase (decrease) in:
Accounts payable	12,809	(3,754)
Accrued compensation and benefits	(3,143)	(2,480)
Other accrued liabilities	(1,980)	(1,770)

Net cash provided (used) by operating activities	23,762	(18,930)

Cash Flows from Investing Activities:
Proceeds from sale of assets	111	19
Cash paid for acquisition of businesses	(5,523)	(205)
Cash acquired in business acquisition	—	301
Capital expenditures	(1,965)	(2,672)

Net cash used by investing activities	(7,377)	(2,557)

Cash Flows from Financing Activities:
Proceeds from long-term debt	227,148	246,016
Principal payments on long-term debt	(258,829)	(226,830)
Payments for debt issuance costs	(311)	(628)
Increase in outstanding checks in excess of cash balances	1,517	1,331

Net cash provided (used) by financing activities	(30,475)	19,889

Net decrease in cash and equivalents	(14,090)	(1,598)
Cash and Equivalents:
Beginning of period	14,172	1,621

End of period	$82	$23

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
Nine Months Ended September 29, 2002 And September 28, 2003
(Dollars in Thousands)

	2002	2003

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,900	$1,100

Cash paid for income taxes	$20	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$6,860	$—

Assumption of bank debt for acquisition of business	$—	$1,156

Accrued business acquisition cost	$—	$1,587

Contract payable for purchase of software	$—	$984

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and the nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2002.

     During the fourth quarter of 2002, the Company completed an accounting system conversion to integrate the accounts of K*TEC into the system used by the Company. During this process, management reclassified certain 2002 amounts.

2. New Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002. During the third quarter of 2003, the Company recognized restructuring costs of approximately $1,177, primarily due to consolidation of manufacturing operations in Phoenix. As discussed in Note 8, during the fourth quarter of 2003 the Company expects to recognize additional restructuring costs of $500 related to the final phase of the consolidation of operations in Phoenix.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

3. Loss Per Share

     Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters and the nine months ended September 29, 2002 and September 28, 2003, as all potential common shares were antidilutive. As of September 28, 2003, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,105,000 shares at exercise prices ranging from $2.83 to $57.24 per share.

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the quarters and the nine months ended September 29, 2002 and September 28, 2003, would have been as follows:

		Quarter Ended:

	September 29, 2002		September 28, 2003

	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(24,478)	$(0.89)	$(7,120)	$(0.26)

Add stock-based employee compensation recorded under the intrinsic value method	12		56
Less stock-based employee compensation recorded under the fair value method	(629)		(714)

Pro forma under fair value method	$(25,095)	$(0.92)	$(7,778)	$(0.28)

		Nine Months Ended:

	September 29, 2002		September 28, 2003

	Net Loss	EPS	Net Loss	EPS

Amounts reported	$(111,500)	$(4.07)	$(28,177)	$(1.03)

Add stock-based employee compensation recorded under the intrinsic value method	32		167
Less stock-based employee compensation recorded under the fair value method	(1,887)		(2,381)

Pro forma under fair value method	$(113,355)	$(4.14)	$(30,391)	$(1.11)

5. Inventories

     Inventories at December 31, 2002 and September 28, 2003 are summarized as follows:

	2002	2003

Purchased parts and completed sub-assemblies	$47,686	$41,909
Work-in-process	6,967	7,634
Finished goods	12,728	8,166

	$67,381	$57,709

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

     For the quarters ended September 29, 2002 and September 28, 2003, the Company recognized write-downs of excess and obsolete inventories of $1,838 and $827, respectively. For the nine months ended September 29, 2002 and September 28, 2003, the Company recognized write-downs of excess and obsolete inventories of $3,629 and $2,897, respectively.

6. Business Combination

     On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the aerospace and defense, medical and industrial markets. The initial purchase consideration was $855, which consisted of the assumption and immediate repayment of $1,156 of Trilogic’s bank debt, offset by cash acquired of $301. The net purchase consideration was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. During the third quarter of 2003, the initial sales targets were achieved. Accordingly, the Company recorded an accrual of $1,587 that will be payable in the first quarter of 2004 along with additional amounts related to sales targets that are achieved in the fourth quarter of 2003.

     The preliminary allocation of the acquisition cost resulted in goodwill of $2,018. The allocation of the purchase price is based on preliminary data and could change when the final valuation of certain intangible assets is completed. The historical results of operations of Trilogic would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

     In July 2003, the Company purchased certain design and engineering assets from an entity affiliated with Trilogic. The purchase price was $205, of which $191 was allocated to software and equipment and $14 was allocated to goodwill.

7. Debt Financing

     At December 31, 2002 and September 28, 2003, long-term debt consisted of a credit facility with Citibank that provides for a $75,000 revolving line of credit. As of December 31, 2002, the interest rate was the prime rate plus 2.00% (6.25% at December 31, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 4.7% at December 31, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

     On April 11, 2003, the Company and Citibank agreed to an amendment that resulted in an increase of 0.5% from the rates shown above for both Base Rate and LIBOR borrowings (the

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

effective rate as of September 28, 2003 was 6.50% for Base Rate borrowings and 4.89% for LIBOR Rate borrowings), the calculation of the borrowing base was revised, and the maturity date was extended until April 2005. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50,000, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50,000. During the first quarter of 2003, the Company also completed updated inventory and equipment appraisals for purposes of determining the borrowing base. After giving effect to these changes, the borrowing base calculation permitted total borrowings of $51,983 as of September 28, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, the Company had borrowing availability of $20,040 as of September 28, 2003 under the amended credit agreement.

     The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. As of September 28, 2003, the Company is in compliance with the covenants under the credit facility with Citibank.

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

8. Restructuring Activities

     The Company periodically takes actions to increase capacity utilization through the closure of facilities and reductions in workforce with the objective of eliminating fixed and variable costs associated with excess capacity. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of the existing leased space in Phoenix. In connection with the initial phase of the Phoenix consolidation, effective June 1, 2003, the estimated useful life of leasehold improvements with a carrying value of $1,309 was shortened from approximately four years to periods ranging from two months to seven months to coincide with the expected period that the assets will continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $590 ($0.02 per share) and $1,083 ($0.04 per share) for the quarter and the nine months ended September 28, 2003, respectively.

     During the third quarter of 2003, the Company recognized lease exit costs of approximately $352, primarily due to the initial phase of the consolidation of manufacturing operations in Phoenix. Management expects that further lease exit charges related to the Phoenix consolidation of approximately $500 will be incurred when the Company ceases use of additional leased space, which is expected to occur late in the fourth quarter of 2003.

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

     As a result of the actions described above, the Company recorded restructuring related charges in the three and nine months ended September 29, 2002 and September 28, 2003, as follows:

	Quarter Ended:		Nine Months Ended :

	September	September	September	September
	29, 2002	28, 2003	29, 2002	28, 2003

Cost of goods sold:
Lease exit costs	$9,280	$352	$9,400	$444
Impairment of plant and manufacturing equipment	2,434	40	2,434	40
“Accelerated” depreciation due to shortened lives of improvements	—	590	—	1,083
Relocation, moving and other costs	—	—	—	96
Severance and retention costs	369	195	474	722

Total	12,083	1,177	12,308	2,385

Selling, general and administrative expenses:
Lease exit costs	—	—	—	(20)
Impairment of administrative equipment	237	—	237	—
Severance and retention costs	72		72	68
Relocation, moving and other costs	17	—	17	3

Total	326	—	326	51

Total restructuring related costs	$12,409	$1,177	$12,634	$2,436

The following summarizes changes in restructuring related liabilities for the quarter and the nine months ended September 28, 2003:

	Quarter		Nine Months

	Accrued	Accrued	Accrued	Accrued
	Lease	Severance	Lease	Severance
	Exit Costs	& Other	Exit Costs	& Other

Balance, beginning of period	$8,978	$40	$10,321	$61
Accrual for new activities	404	232	404	831
Revisions of previous estimates	(61)	(40)	(109)	(42)
Cash receipts under subleases	86	—	309	—
Cash payments	(823)	(232)	(2,833)	(850)
Accretion of interest	12	—	12	—
Non-level rent expensed in prior periods	33	—	489	—
Other, net	(2)	—	34	—

Balance, September 28, 2003	8,627	—	8,627	—
Less current portion	(2,779)	—	(2,779)	—

Long-term portion	$5,848	$—	$5,848	$—

     The Company expects that accrued lease exits costs will be paid over the remaining lease terms (all of which expire by September 2007), net of existing and expected sublease rentals.

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

Organization

     Suntron Corporation delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, medical and industrial markets. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. Our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

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

     The most common reasons we incur losses related to inventories are due to purchasing more materials than are necessary to meet a customer’s requirements or failing to act promptly to minimize losses once the customer communicates a cancellation. Occasionally it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. Accordingly, management continually evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.

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

     If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. Likewise, if we underestimate contractual recoveries from customers or future demand, hindsight may indicate that we over-reported our costs of goods sold in earlier periods, which results in the recognition of additional gross profit at the time the material is used in production and the related goods are sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or the outcome of customer negotiations with respect to the enforcement of contractual provisions could have a significant impact on the value of our inventory and our reported operating results.

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

     Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas in which we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions. As discussed under Impact of Recently Issued Accounting Standards below, new accounting rules are effective for all restructuring activities after December 31, 2002.

     Revenue Recognition. We generally recognize revenue from manufacturing services and product sales upon shipment of the manufactured product. Revenue from manufacturing services is generally recognized upon shipment and the transfer of title to the manufactured product whereby our customers assume the risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; if such requirements or obligations exist, then revenue is recognized at the point when such requirements are completed and such obligations fulfilled. Revenue from design, engineering and other services is recognized as the services are performed.

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

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended September 29, 2002 and September 28, 2003:

	Quarter Ended		Nine Months Ended

	September	September	September	September
	29,	28,	29,	28,
	2002	2003	2002	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	117.6%	101.4%	106.8%	104.0%

Gross profit (loss)	(17.6)%	(1.4)%	(6.8)%	(4.0)%
Operating costs and expenses:
Selling, general, and administrative	6.9%	6.3%	7.3%	7.0%
Related party management fees	0.2%	0.3%	0.2%	0.2%
Merger transaction costs	—%	—%	0.1%	—%

Operating loss	(24.7)%	(8.0)%	(14.4)%	(11.2)%

Quarter Ended September 29, 2002 Compared to Quarter Ended September 28, 2003

     Net Sales. Net sales decreased $19.9 million, or 20.0%, from $99.5 million for the third quarter of 2002 to $79.6 million for the third quarter of 2003. During the third quarter of 2003, we continued to be impacted adversely by significant downturns in the industries that many of our customers are engaged in, especially aerospace and defense. The decrease in net sales in the third quarter of 2003 was attributable to a $22.0 million reduction in our net sales to Honeywell and a $15.5 million reduction in our net sales to Applied Materials. The reduction in net sales to Honeywell and Applied Materials in the third quarter of 2003 was partially offset by approximately $14.1 million of sales to new customers and $3.2 million of sales related to the May 30, 2003 acquisition of the assets of Trilogic.

     Net sales for the third quarter of 2002 and 2003 include approximately $6.7 million and $0.9 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For the third quarter of 2003, net sales includes recovery of unauthorized customer discounts of approximately $0.4 million.

     For the third quarter of 2002, Honeywell and Applied Materials accounted for 42% and 27%, respectively, of our net sales. For the third quarter of 2003, Honeywell and Applied Materials accounted for 25% and 14%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, by the end of the third quarter of 2003, Emulex had essentially disengaged as a customer. For the fourth quarter of 2003, we expect our net sales will be up to 5% lower than net sales for the third quarter of 2003. We are not able to provide guidance beyond the fourth quarter of 2003 due to uncertainty in the markets served by many of our customers.

     Gross Profit (Loss). Our gross profit increased by $16.5 million from a loss of $17.6 million in the third quarter of 2002 to a loss of $1.1 million in the third quarter of 2003. Similarly, gross profit as a percentage of net sales improved from a loss of 17.6% of net sales in the third quarter of 2002 to a loss of 1.4% of net sales in the third quarter of 2003.

     For the third quarter of 2002, we incurred a gross profit deficiency of $17.6 million, primarily due to $12.1 million of restructuring charges (consisting of $9.3 million for lease exit costs; $2.4 million for impairment of a building and manufacturing equipment; and $0.4 million for severance and retention costs related to our manufacturing workforce). For the third quarter of 2003, we incurred restructuring costs of $1.2 million, consisting of $0.6 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.4 million for lease exit costs associated with the consolidation of operations in Phoenix and $0.2 million for severance costs related to terminated employees. The improvement in gross profit in the third quarter of 2003 is primarily attributable to the reduction in restructuring costs and improved capacity utilization. However, despite our extensive restructuring and cost cutting achievements over the past two years, we have not been able to increase net sales to a level that would result in profitable operations.

     Inventory write-downs decreased $1.0 million from $1.8 million, or 1.8% of net sales, in the third quarter of 2002 to $0.8 million, or 1.0% of net sales, in the third quarter of 2003. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past two years to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. Write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $1.9 million, or 26.6%, from $6.9 million in the third quarter of 2002 to $5.0 million in the third quarter of 2003. The decrease in SG & A during the third quarter of 2003 was primarily attributable to reductions in compensation and benefits of $1.0 million, professional fees of $0.4 million, and information technology and facilities costs of $0.3 million.

     Interest Expense. Interest expense increased $0.4 million, or 85.2%, from $0.4 million in the third quarter of 2002 to $0.8 million in the third quarter of 2003, primarily due to an increase in the weighted average outstanding borrowings in the third quarter of 2003. Our weighted average borrowings increased from $9.6 million during the third quarter of 2002 to $31.9 million during the third quarter of 2003.

Nine Months Ended September 29, 2002 Compared to Nine Months Ended September 28, 2003

     Net Sales. Net sales decreased $57.9 million, or 19.8%, from $292.5 million for the first nine months of 2002 to $234.6 million for the first nine months of 2003. This decrease in 2003 net sales was attributable to significant decreases in net sales across our customer base, including decreases with Honeywell and Applied Materials of $55.7 million and $27.8 million, respectively. The reduction in net sales to Honeywell and Applied Materials was partially offset by approximately $41.8 million of sales to new customers and $4.3 million of sales related to the May 30, 2003 acquisition of the assets of Trilogic.

     Net sales for the first nine months of 2002 and 2003 includes approximately $15.8 million and $6.7 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For the first nine months of 2003, net sales include the recovery of unauthorized customer discounts of approximately $1.0 million.

     For the first nine months of 2002, Honeywell and Applied Materials accounted for 43% and 23%, respectively, of our net sales. For the first nine months of 2003, Honeywell and Applied Materials accounted for 30% and 16%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, by the end of the third quarter of 2003, Emulex had essentially disengaged as a customer.

     Gross Profit (Loss). Our gross profit increased by $10.4 million from a loss of $19.8 million for the first nine months of 2002 to a loss of $9.4 million for the first nine months of 2003. Similarly, gross profit as a percentage of net sales improved from a loss of 6.8% of net sales for the first nine months of 2002 to a loss of 4.0% of net sales for the first nine months of 2003.

     For the first nine months of 2002, we incurred a gross profit deficiency of $19.8 million, primarily due to $12.3 million of restructuring charges (consisting of $9.4 million for lease exit costs; $2.4 million for impairment of a building and manufacturing equipment; and $0.5 million for severance and retention costs related to our manufacturing workforce). For the first nine months of 2003, we incurred restructuring costs of $2.4 million, including $1.1 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.4 million for lease exit costs associated with the consolidation of operations in Phoenix, and $0.7 million for severance costs related to terminated employees. The increase in gross profit for the first nine months of 2003 is primarily attributable to the reduction in restructuring costs. However, despite our extensive restructuring and cost cutting achievements over the past two years, we have not been able to increase net sales to a level that would result in profitable operations.

     Inventory write-downs decreased $0.7 million from $3.6 million, or 1.2% of net sales, for the first nine months of 2002 to $2.9 million, or 1.2% of net sales, in the first nine months of 2003. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past two years to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. Write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $5.0 million, or 23.4%, from $21.4 million in the first nine months of 2002 to $16.4 million in the first nine months of 2003. The decrease in SG & A during the first nine months of 2003 was primarily attributable to reductions in compensation and benefits of $2.4 million, professional fees of $1.5 million, and information technology and facilities costs of $0.9 million.

     Related Party Expenses. Related party expenses decreased $0.1 million, or 13.0%, from $0.7 million in the first nine months of 2002 to $0.6 million in the first nine months of 2003. Effective in the second quarter of 2002, management fees were lowered to provide for a quarterly fee of approximately $0.2 million.

     Merger Transaction Costs. In the first nine months of 2002, we incurred costs of $0.3 million related to the combination with K*TEC that was completed on February 28, 2002. This business combination was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations when the costs were incurred.

     Interest Expense. Interest expense decreased $0.2 million, or 8.5%, from $2.1 million in the first nine months of 2002 to $1.9 million in the first nine months of 2003, primarily due to a decrease in interest rates. Our weighted average interest rate decreased from 8.8% in the first nine months of 2002 to 6.7% in the first nine months of 2003. The benefit of lower interest rates was partially offset by an increase in our weighted average borrowings from $20.2 million in the first nine months of 2002 to $23.5 million in the first nine months of 2003.

     A portion of the purchase price for the October 2000 acquisition of K*TEC Electronics Holding Corporation was subject to a dispute that was expected to be resolved through arbitration proceedings. On May 7, 2002, the parties agreed to settle the dispute whereby the $12.2 million principal balance of a note payable to the former owner was reduced by $6.9 million, resulting in an adjusted principal balance of $5.3 million. In accounting for this settlement, the Company reduced the carrying amount of goodwill by $6.9 million and recognized a credit to operations of $1.0 million for accrued interest that was previously expensed and that was no longer payable due to the settlement. This note, which provided for interest at 14%, was repaid in May 2002.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, which resulted in the requirement to perform a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the third step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach.

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

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in the first nine months of 2003 was $18.9 million, compared with net cash provided by operating activities of $23.8 million in the first nine months of 2002. The difference between our net loss of $28.2 million in the first nine months of 2003 and $18.9 million of negative operating cash flow was primarily attributable to $16.8 million of depreciation and amortization expense, a reduction in inventories of $10.8 million, and $0.7 million of amortization of debt issuance costs, partially offset by an increase of $9.7 million in trade receivables, a decrease in accounts payable and other accrued liabilities of $8.0 million, and a reduction of $2.2 million in accrued severance, retention and lease exit costs.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 46 days for the third quarter of 2003, compared to 37 days for the comparable period of 2002. Days sales outstanding has been increasing over the past year as the mix of our net sales has shifted away from customers that took advantage of discounts in exchange for accelerated payment terms.

     Inventories decreased 14.4% to $57.7 million at September 28, 2003, compared to $67.4 million at December 31, 2002. For the third quarter of 2003, inventory turns (i.e., annualized cost of goods sold divided by period end inventory) amounted to 5.6 times per year compared to 5.7 times per year for the comparable period in 2002.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months of 2003 was $2.6 million compared with net cash used by investing activities of $7.4 million in the first nine months of 2002. Investing cash flows in 2003 include capital expenditures of $0.6 million for leasehold improvements at our Olathe, Kansas facility, $1.5 million for new manufacturing equipment at several locations (including approximately $0.9 million for testing equipment to meet new customer manufacturing requirements), and $0.6 million for software and computer equipment. In July 2003, we also paid $0.2 million for the purchase of certain design and engineering assets from an entity affiliated with Trilogic. Our cash outflows for investing activities were partially offset by $0.3 million of cash acquired in the acquisition of Trilogic.

     Investing cash flows in the first nine months of 2002 include the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $2.0 million for other capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities in the first nine months of 2003 was $19.9 million, compared with net cash used by financing activities of $30.5 million in the first nine months of 2002. Financing cash flows in the first nine months of 2003 reflect net borrowings under our revolving line of credit of $19.2 million. During the first nine months of 2003, the Company also paid debt issuance costs of $0.6 million related to our amended credit facility with Citibank. During the first nine months of 2003, an increase in outstanding checks in excess of cash balances of $1.3 million contributed positively to cash flows from financing activities.

     During the first nine months of 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $31.7 million. The Company utilized temporary cash investments of approximately $14.0 million at the end of 2001 to repay outstanding debt during the first nine months of 2002. During the first nine months of 2002, an increase in outstanding checks in excess of cash balances of $1.5 million contributed positively to cash flows from financing activities.

     Contractual Obligations. The following table summarizes our contractual obligations as of September 30, 2003 (Dollars in Thousands):

	Long-term	Non-cancelable
	Debt	Operating
	(Citibank)	Leases	Total

Year ending September 30:
2004	$—	$8,194	$8,194
2005	31,629	6,820	38,449
2006	—	6,355	6,355
2007	—	5,688	5,688
2008	—	1,211	1,211
After 2008	—	1,897	1,897

	$31,629	$30,165	$61,794

     The amounts shown above for non-cancelable operating leases include $11.6 million, which has been included in the determination of our liability for lease exit costs which is recorded on our balance sheet at September 28, 2003. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

     In August 2003, we renewed an operating lease for our Newberg, Oregon facility. The landlord is an entity that is affiliated with a director of the Company. The renewal terms provided for a reduction in our monthly rent from approximately $58,000 to $47,000 and the lease term was extended for five years through December 2008.

     The table shown above does not include contingent consideration related to the purchase of Trilogic on May 30, 2003. Pursuant to the purchase agreement, we may be required to pay up to approximately $4.0 million if certain sales targets are achieved through 2004. As of September 28, 2003, the minimum sales target was achieved and we accrued a payable of $1.6 million. The agreement also requires that we estimate the annual amount of qualified 2003 sales based on actual sales for the first half of 2003 and calculate the estimated amount of consideration that would be payable for the annual 2003 sales target. Accordingly, we will be required to issue a letter of credit in the fourth quarter of 2003 for the estimated amount of the contingent consideration payable related to the 2003 annual sales target. We expect that the letter of credit will be issued in an amount up to approximately $2.0 million. Upon payment of the contingent consideration in the first quarter of 2004, the letter of credit will be canceled. The agreement provides for a similar process related to the contingent consideration applicable to sales targets for 2004.

     We believe we will be able to fund our contractual lease obligations from operating cash flows during the periods that payments are required. We intend to enter into negotiations with Citibank for a new credit agreement that provides for an extension of the maturity date. However, there can be no assurance that we will be successful in this regard.

     Capital Resources. Our working capital at September 28, 2003 totaled $54.2 million compared to $50.4 million at December 31, 2002.

     On April 11, 2003, Citibank agreed to amend the credit facility to provide less stringent covenants for EBITDA and tangible net worth. The amended facility continues to provide a revolving line of credit up to $75.0 million, and the maturity date was extended until April 2005. Borrowings under the amended credit facility bear interest at the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50.0 million, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50.0 million. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of September 28, 2003, the Company is in compliance with the covenants under the amended credit facility with Citibank.

     Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. During the first quarter of 2003, updated inventory and equipment appraisals related to the borrowing base determinations were completed. After giving effect to the revised appraisals and other changes resulting from the April 2003 amendment, the borrowing base calculation permitted borrowings up to $52.0 million as of September 28, 2003. After deducting the outstanding principal balance and an outstanding letter of credit, we had borrowing availability of approximately $20.0 million as of September 28, 2003 under the amended credit agreement.

     We believe that adequate capital resources are in place to fund our working capital and other cash requirements, including up to $4.0 million of contingent consideration related to the Trilogic acquisition, for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase significantly, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements.

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

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the EBITDA covenant discussed in the following paragraph. While the EBITDA financial covenant included in the April 2003 amended credit agreement is less stringent than the previous agreement, we are generally required to demonstrate sequential quarterly improvements in our financial performance beginning in the third quarter of 2003. If we violate the financial covenants in the future, there can be no assurance that Citibank would waive our noncompliance. In these circumstances, Citibank could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. There can be no assurance that we would be successful in securing additional financing, and even if we would be successful, the terms may be less favorable than we currently have with Citibank.

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

	Quarter Ended		Nine Months Ended

	September 29,	September 28,	September 29,	September 28,
	2002	2003	2002	2003

	(In Thousands)		(In Thousands)
Net loss	$(24,478)	$(7,120)	$(111,500)	$(28,177)
Cumulative effect of change in accounting for goodwill	—	—	69,015	—
Income tax expense (benefit)	(40)	—	(276)	—
Interest expense	411	761	2,122	1,941
Interest reversed in settlement	—	—	(1,029)	—
Depreciation and amortization	5,529	5,873	16,558	16,843

EBITDA per press releases	(18,578)	(486)	(25,110)	(9,393)
Restructuring costs (A)	12,409	587	12,634	1,353
Reorganization transaction costs	15	—	312	—
Other charges (B)	225	113	792	186

EBITDA per credit agreement	$(5,929)	$214	$(11,372)	$(7,854)

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce. Restructuring costs exclude accelerated depreciation due to shortened lives of leasehold improvements since these amounts are included in depreciation and amortization expense.

(B)	Primarily consists of certain professional fees, stock-based compensation expense, and cash costs related to restructuring activities.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, the Company’s EBITDA (as defined in the credit agreement) for the fourth quarter of 2003 must be more favorable than negative $5.6 million.

Impact of Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002. During the third quarter of 2003, the Company recognized restructuring costs of approximately $0.6 million, primarily due to consolidation of manufacturing operations in Phoenix. During the fourth quarter of 2003 the Company expects to recognize additional restructuring costs of approximately $0.5 million related to the final phase of the consolidation of operations in Phoenix.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

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

     As a result of the continuing soft demand in the end markets served by our customers, specifically aerospace and semiconductor capital equipment, our net sales have generally declined from $197.9 million in the first quarter of 2001 to $79.6 million in the third quarter of 2003.

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

     We believe that the principal competitive factors in our targeted market are quality, reliability, the ability to meet delivery schedules, technological sophistication, geographic location, and price. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. As stated above, the price of our services is often one of many factors that may be considered by prospective customers in awarding new business. We believe existing and prospective customers are placing greater emphasis on contract manufacturers that can offer manufacturing services in low cost regions of the world, such as certain countries in Asia. Accordingly, in situations where the price of our services is a primary driver in prospective customers’ decision to award new business, we currently believe we may have a competitive disadvantage in these circumstances.

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

     A small number of customers are responsible for a significant portion of our net sales. Sales to Honeywell and Applied Materials represented approximately 42% and 22%, respectively, of our net sales for the year ended December 31, 2002. For the first nine months of 2003, Honeywell and Applied Materials accounted for 30% and 16%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex have been declining over the past two years and, by the end of the third quarter of 2003, Emulex had disengaged as a customer. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     As of September 28, 2003, we had outstanding bank debt of approximately $31.6 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     During 2002 and 2003, the average number of shares of our common stock that traded on the NASDAQ exchange amounted to approximately 7,000 shares per day compared to

27,409,000 issued and outstanding shares. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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
Not Applicable.

Item 3. Defaults Upon Senior Securities
Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders
Not Applicable.

Item 5. Other Information
Not Applicable.

Item 6. Exhibits and Reports on Form 8-K
(a).	Exhibits

The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b).	Reports on Form 8-K

Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)

Date: November 3, 2003	/s/ James K. Bass

James K. Bass
Chief Executive Officer

Date: November 3, 2003	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: November 3, 2003	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002