Form 10-K
period 2003-12-31
SUNTRON CORP
filed 2004-03-29
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant, computed as of June 29, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $7.1 million. This amount is based on 2,492,000 shares held by non-affiliates. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 16, 2004, there were outstanding 27,410,588 shares of the registrant’s Common Stock, $0.01 par value.

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

PART I

ITEM 1. BUSINESS

Overview

     Suntron Corporation delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, medical and industrial markets. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

Manufacturing Services

     We provide a variety of manufacturing services including printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, sheet metal fabrication and powder paint, plastic injection molding, and full systems integration (known as box build), after-market repair and warranty services, and engineering and design services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes (referred to as “high-mix” manufacturing services). Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability all the way through material procurement, supply chain management, final assembly, and testing, to reduce our customers’ costs and improve their time to market. We provide the following services:

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

     Materials and Supply Chain Management Services. We consult with our customers and their suppliers early in the component selection process. This early supplier involvement helps ensure an efficient supply stream that focuses not only on cost but also on availability of components and the component life cycle. When material obsolescence affects our customers’ designs, we can provide recommendations on alternative components through our component-engineering group. We have developed innovative material planning relationships with a select group of OEMs in the aerospace and defense, semiconductor capital equipment, computer, medical instrumentation, networking, and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. In addition, certain of our customers have internet access to our intranet in order to monitor printed circuit board production quality, board and box build assembly methods, and product throughput in a real-time environment. Each customer’s internet access is secured and tailored for the customer’s unique needs. We further complement our offerings by providing full logistics support that allows the final assembly to be shipped directly to the customer’s end user. This supply chain management ability differentiates us as a resource in enhancing customers’ cost-efficiency and time-to-market.

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

Customers

     Suntron focuses on serving OEMs in industries that have high-mix requirements. Sales to Honeywell International, Inc. and Applied Materials, Inc. represented approximately 29% and 18%, respectively, of our net sales for 2003. The loss of either Honeywell or Applied Materials as a customer would, and the loss of any other significant customer could, have a material adverse effect on our financial condition and results of operations.

     The following table presents Suntron’s net sales by industry segment for the years ended December 31, 2001, 2002 and 2003:

	2001	2002	2003
Aerospace and defense	51%	42%	33%
Semiconductor capital equipment	17%	25%	24%
Industrial	2%	9%	24%
Networking and telecommunications equipment	21%	18%	15%
Medical equipment	1%	1%	4%
Other	8%	5%	—%

Total	100%	100%	100%

Sales and Marketing

     Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers’ key personnel.

     We continue to focus our sales and marketing efforts on the following markets: (1) semiconductor capital equipment, (2), aerospace and defense (3) industrial, and (4) medical equipment. This approach facilitates sales personnel specialization within related product groupings and permits sales representatives to develop a high degree of technical expertise.

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

     We supplement the efforts of our sales force in the marketing of our services with direct mailings of brochures and other literature.

Backlog

     Although we obtain firm purchase orders from customers, most customers do not place firm purchase orders for products until 30 to 90 days prior to the delivery date for the finished goods. Backlog covered by firm purchase orders does not demonstrate a meaningful projection of our future sales because orders may be modified or canceled.

Suppliers

     We use numerous suppliers of electronic components and other materials for our operations. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Factors that may affect future results — We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which would cause us to delay shipments to customers.” We attempt to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

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

     Some risk of liabilities related to these matters is inherent in our business, as with many similar businesses. Our management team believes that our business is operated in compliance with applicable environmental, waste management, and health and safety regulations, the violation of which could have a material adverse effect on our business, financial condition, and results of operations. In the event of violation, these regulations provide for civil and criminal fines, injunctions, and other sanctions and, in certain instances, allow third parties to sue to enforce compliance. In addition, new, modified, or more stringent requirements or enforcement policies could be adopted that may adversely affect our business.

     We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We engage independent contractors for the off-site disposal of these materials. For additional information, see Item 7 — Management’s Discussion and Analysis of Financial Condition

and Results of Operations — “Factors That May Affect Future Results — Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.”

Employees

     As of March 12, 2004, we had 1,717 full-time equivalent employees, including 1,142 that were engaged in manufacturing operations, 387 in material handling and procurement, and 188 in finance, sales, and administration. As of the same date, we also engaged the full-time services of 916 temporary laborers through employment agencies. None of our employees are subject to a collective bargaining agreement. Our management team believes that the relationship with our employees is good.

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

ITEM 2. PROPERTIES

     The following table describes locations where our material operations are conducted.

	Year Acquired/	Approximate Size	Owned/
Location	Opened	(Square Feet)	Leased	Primary Use
Sugar Land, Texas	2000	472,000	Owned	Manufacturing
Phoenix, Arizona	1999	99,000	Leased	Manufacturing/ Headquarters
Lawrence, Massachusetts	2001	73,000	Leased	Manufacturing
Olathe, Kansas	2002	49,000	Leased	Manufacturing
Garner, Iowa	2002	40,000	Leased	Manufacturing
Newberg, Oregon	1998	65,000	Leased	Manufacturing
Austin, Texas	1996	45,000	Leased	Warehouse
Tijuana, Mexico	1999	30,000	Leased	Manufacturing
Manchester, New Hampshire	1998	19,000	Leased	Manufacturing

     In addition, we lease office space in Denver, Colorado, and a manufacturing facility in Plano, Texas, both of which have been closed and subleased. In addition to the Phoenix facility shown in the table above, we lease a second facility in Phoenix that we exited in February 2004. We are actively marketing the second facility in Phoenix to locate a sublease tenant. We also own a manufacturing facility in Ottawa, Kansas that we closed at the end of 2002, and we are marketing this property for sale.

     We believe our facilities are in good condition and that our current capacity is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings to which we are a party or to which any of our properties are subject, which we expect to have a material adverse effect on our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Our Common Stock

     Our common stock has been listed on the Nasdaq National Market since March 1, 2002 under the symbol “SUNN”. The following table sets forth the low and high sale prices for the Company’s common stock, as reported on the Nasdaq National Market, for the period from March 1, 2002 through March 31, 2002, for the last three fiscal quarters of 2002, and for each of the fiscal quarters in 2003:

Period Ended	Low	High
March 31, 2002	$6.23	$9.35
June 30, 2002	$7.45	$8.50
September 29, 2002	$2.75	$9.80
December 31, 2002	$3.25	$5.50
March 30, 2003	$2.75	$4.75
June 29, 2003	$2.24	$3.75
September 28, 2003	$2.48	$3.45
December 31, 2003	$3.18	$4.58

     As of March 16, 2004, there were approximately 640 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 16, 2004 was $5.18 per share.

Dividends

     Our senior credit facility prohibits the payment of dividends. Suntron has not declared or paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2003, are derived from our consolidated financial statements (including financial statements of our predecessors, EFTC Corporation and K*TEC Electronics Holding Corporation) that have been audited by KPMG LLP and Arthur Andersen, LLP, independent certified public accountants. The consolidated financial statements as of December 31, 2002 and 2003, and for each of the years in the three-year period ended December 31, 2003, and the independent auditors’ reports thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
		(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$221,864	$463,130	$574,401	$370,797	$313,231
Cost of goods sold	229,892	439,210	579,123	398,767	321,599

Gross profit (loss)	(8,028)	23,920	(4,722)	(27,970)	(8,368)
Operating costs and expenses:
Selling, general and administrative expenses	25,389	27,020	29,619	27,234	22,648
Severance, retention, closure and relocation costs	300	4,579	228	169	124
Recapitalization and reorganization transaction costs	–	5,336	2,375	312	–
Related party fees	–	2,713	3,750	835	750
Impairment of long-lived assets	2,822	1,662	–	21	–
Goodwill amortization	1,133	907	2,905	–	–
Litigation settlement	6,400	–	–	–	–

Operating loss	(44,072)	(18,297)	(43,599)	(56,541)	(31,890)
Interest expense	(6,516)	(10,881)	(12,217)	(2,568)	(2,696)
Reduction in interest due to settlement of dispute	–	–	–	1,029	–
Gain (loss) on sale of assets	(20,880)	4,369	764	(166)	50
Other, net	(55)	549	551	835	248

Loss before income taxes and cumulative effect of change in accounting principle	(71,523)	(24,260)	(54,501)	(57,411)	(34,288)
Income tax benefit (expense)	(2,180)	(287)	(20)	276	–

Loss before cumulative effect of change in accounting principle	(73,703)	(24,547)	(54,521)	(57,135)	(34,288)
Cumulative effect of change in accounting principle	–	–	–	(69,015)	–

Net loss	$(73,703)	$(24,547)	$(54,521)	$(126,150)	$(34,288)

Net loss applicable to common stockholders- Basic and Diluted	$(73,703)	$(27,019)	$(55,071)	$(126,150)	$(34,288)

Net loss per share applicable to common stockholders- Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(18.97)	$(3.64)	$(2.29)	$(2.08)	$(1.25)
Cumulative effect of change in accounting principle	–	–	–	(2.52)	–

Net loss	$(18.97)	$(3.64)	$(2.29)	$(4.60)	$(1.25)

Number of shares used for computation- Basic and Diluted	3,886	7,433	24,092	27,409	27,409

	Year Ended December 31,
	1999	2000	2001	2002	2003
			(In thousands)
Other Operating Data:
Computation of EBITDA (a)(b)
Loss before cumulative effect of change in accounting principle	$(73,703)	$(24,547)	$(54,521)	$(57,135)	$(34,288)
Income tax expense (benefit)	2,180	287	20	(276)	–
Interest expense	6,516	10,881	12,217	2,568	2,696
Reduction in interest under settlement	–	–	–	(1,029)	–
Depreciation and amortization expense	7,242	12,639	25,064	21,987	22,133

EBITDA (a)(b)	$(57,765)	$(740)	$(17,220)	$(33,885)	$(9,459)

Cash Flow Data:
Cash provided (used) by:
Operating activities	$(9,873)	$(84,062)	$75,543	$22,779	$(19,768)
Investing activities	17,752	(171,428)	(16,772)	(7,779)	(2,805)
Financing activities	(7,786)	288,937	(78,762)	(27,551)	20,978

	December 31,
	1999	2000	2001	2002	2003
			(In thousands)
Balance Sheet Data:
Total assets	$131,129	$535,445	$322,639	$172,216	$154,646
Total debt	42,994	152,854	43,830	10,856	34,011
Stockholders’ equity	21,278	244,671	230,132	104,011	69,949
Total invested capital (c)	64,272	397,525	273,962	114,867	103,960
Liquidity Data:
Working capital (d)	$26,232	$216,416	$105,530	$50,372	$49,378

(a)	Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. An EBITDA-based calculation is also used by our lenders in determining compliance with certain financial covenants.

(b)	The primary measure of operating performance is net income (loss). EBITDA should not be construed as alternatives to net income (loss), determined in accordance with generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. However, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. For example, as discussed in greater detail under Item 7 of this Report on Form 10-K, the calculation of EBITDA in our amended credit agreement with Citibank is different than the calculation of EBITDA shown above.

(c)	Total invested capital represents total debt plus total stockholders’ equity.

(d)	Working capital represents total current assets less total current liabilities.

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

Executive Summary

     During 2003, we reduced our operating loss to $31.9 million compared to $56.5 million in 2002. Over the past three years, we have experienced a severe contraction in our business where annual sales have declined from $574.4 million in 2001 to $313.2 million in 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges over the past three years. These plant closures combined with other restructuring and cost containment initiatives implemented over the last three years, have resulted in a much lower cost structure that is in place at the end of 2003.

     Despite our large operating loss in 2002, we were able to generate $22.8 million of positive operating cash flow because we were experiencing sequential quarterly reductions in our net sales in 2001 and 2002 that allowed us to reduce inventories and receivables. This generated positive operating cash flows that more than offset the cash operating losses. However, during 2003 our quarterly net sales remained relatively flat and we were not able to realize a similar cash flow benefit by reducing our inventories and receivables. The resulting negative operating cash flows of $19.8 million in 2003, have decreased our unused borrowing availability from $43.2 million at the end of 2002 to $11.8 million at the end of 2003. This decline of $31.4 million during 2003 was primarily attributable to increased borrowings to fund our operating loss, and an April 2003 amendment to our credit facility that temporarily removed an additional $10.0 million of availability until operating performance improves to a level acceptable to the lender. During 2003 we increased our bank debt by $23.1 million primarily to fund our negative operating cash flow. At the end of 2003 our bank debt had increased to $34.0 million compared to $10.9 million at the end of 2002.

     As we look forward to the first quarter of 2004, we believe market conditions are improving in the electronics industry, especially in the semiconductor capital equipment sector where orders have increased significantly. We believe it is critical that we achieve significantly improved financial results during the recovery since our current level of unused borrowing availability may not be adequate to fund additional operating losses along with increased working capital requirements associated with a substantial increase in net sales. Some of the tactical issues we are addressing include delaying inventory purchases to improve our cash cycle time and minimize incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and to ensure that we fully realize the benefits of improved capacity utilization before adding incremental costs.

     Aggregate net sales generated from our two major customers declined from about $237 million in 2002 to $148 million in 2003, as both of these customers were impacted by adverse industry conditions. During 2003, we replaced some of this business with orders from smaller, less credit-worthy customers. While losses due to credit risk have not been a significant percentage of our net sales, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers.

     Assuming that we are successful in eliminating our cash operating losses, we believe we have adequate capital resources to fund our planned operating activities for 2004. However, we do not have adequate capital resources to fund the purchase of any additional material business units and we would like to ensure that we have adequate capital resources to make strategic acquisitions that enhance our long-term business prospects. Accordingly, we have commenced discussions with Citibank and other lenders to replace our current credit facility, which expires in April 2005. Our objective is to secure additional borrowing capacity and flexibility to make strategic acquisitions.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview

Information About Our Business	Under this section we provide information to help understand our industry conditions, and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statement and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results over the last three years, including a discussion and comparison of results for 2001 versus 2002, and 2002 versus 2003.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our 2003 cash flows and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our credit facility with Citibank, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Impact of Recently Issued Accounting Standards	This section includes a discussion of the impact of new accounting standards that were adopted in 2003, along with an explanation of material differences from the accounting standards that were previously applicable.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

Information About Our Business

     Suntron Corporation was formed as a holding company for the purpose of effecting the business combination of EFTC Corporation and K*TEC Operating Company, L.L.C. (formerly known as Thayer-Blum Funding II, L.L.C.) and its wholly owned subsidiary, K*TEC Electronics Holding Corporation (referred to together as K*TEC). The combination of EFTC and K*TEC was completed on February 28, 2002 and, in connection with the combination, EFTC and K*TEC each became a wholly owned subsidiary of Suntron. As a result of the combination, the former holder of membership interests in K*TEC received 15,119,356 shares of Suntron common stock, and the former shareholders of EFTC received .25 shares of Suntron common stock for each share of EFTC common stock, or an aggregate of 12,290,032 shares.

     The combination was accounted for as a reorganization of entities under common control. Accordingly, our financial statements have been retroactively adjusted to present the combined results of EFTC since its inception and K*TEC since October 10, 2000 (the date that common control was established).

     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, medical and industrial markets. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

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

     The electronics manufacturing services industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply, which can result in a decision to purchase some materials before formal notice of demand is received from our customer. In addition, our inventories consist of over 150,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.

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

     Revenue Recognition. We generally recognize revenue from manufacturing services and product sales upon shipment and transfer of title to the manufactured product, whereby our customers assume the risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, before revenue is recognized we generally expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer. In limited circumstances, although the physical product remains in the Company’s facilities at the request of customers, revenue is recognized in accordance with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

     Write-Downs for Obsolete and Slow-Moving Inventories. Our judgments about excess and obsolete inventories are especially difficult because (i) hundreds of different components may be associated with a single product we manufacture for a customer, (ii) we make numerous products for most of our customers, (iii) even though we are engaged in the electronic manufacturing services industry, most of our customers are engaged in diverse industries, (iv) a significant amount of the parts we purchase are unique to a particular customer’s orders and there are limited alternative markets if that customer’s order is canceled, and (v) all of our customers experience dynamic business environments affected by a wide variety of economic, political, and regulatory factors. This complex environment results in positive and negative events that can change daily and which affect judgments about future demand for our manufacturing services and the amounts we can realize when it is not possible to liquidate inventories through production of finished products.

     We frequently review customer demand to determine if we have excess raw materials that will not be consumed in production. In determining demand we consider firm purchase orders and forecasts of demand submitted by our customers. If we determine that excess inventories exist and that the customer is not contractually obligated for the excess inventories, we make judgments about whether unforecasted demand for those materials is likely to occur or the amount we would likely realize in the sale of this material through a broker or auction. If we determine that future demand from the customer is unlikely, we write down our inventories to the extent that the cost of the inventory exceeds the estimated market value.

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

     Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, as well as to provide for adjustments related to pricing and quantity differences. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. When our customers experience difficulty in paying us, we need to estimate how much of our receivable will not be collected. These judgments are often difficult because the customer may not divulge complete and accurate information. Even if we are fully aware of the customer’s financial condition it can be difficult to estimate the expected recovery and there is often a wide range of outcomes. Over the past year, we have diversified our concentration of business with our major customers and have added smaller customers that generally have higher credit risk. Accordingly, we may experience higher bad debt losses in the future.

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

     Effective January 1, 2002, we were required to adopt a new accounting standard that changed the method for evaluating impairment of goodwill. The valuation of reporting units is a highly subjective process that can be influenced by a wide range of factors including historical and forecasted results for the reporting unit, interest rates, and political, regulatory, and economic conditions. Because of the volatility of these factors, a significant reduction in the value of a reporting unit may occur in a relatively short period of time, which could result in a material charge for impairment. Effective January 1, 2002, we implemented this new accounting standard and recognized an impairment charge of $69.0 million related to the K*TEC reporting unit. We are required to evaluate potential impairment of goodwill at least annually and, depending on changes in the fair value of reporting units at future testing dates, we may need to recognize additional impairment losses that could have a material adverse impact on our results of operations.

     Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently very poor in the areas in which we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions. As discussed under Impact of Recently Issued Accounting Standards below, new accounting rules are effective for all restructuring activities initiated in 2003.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements referred to in Item 8 of this Report.

Overview of Statement of Operations

     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering and other services is generally recognized as the services are performed. Our sales are recorded net of customer discounts taken or expected to be taken.

     Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges and credits related to manufacturing operations for lease exit costs, impairment of long-lived assets, and obsolete and slow moving inventories. Many factors affect our gross margin, including capacity utilization, product mix, and production volume.

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

     Severance, retention, closure and relocation costs primarily related to costs associated with reductions in our administrative workforce. Severance, retention, relocation and closure costs that relate to manufacturing activities are included in cost of goods sold.

     Reorganization transaction costs consist of expenses incurred in connection with the business combination between EFTC and K*TEC, which is described in Note 2 of our consolidated financial statements included in this Report. Reorganization costs included a fairness opinion, professional fees and printing costs for the combination and related Securities and Exchange Commission filings. The business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations in the period when the costs were incurred.

     Related party fees include management fees and advisory fees paid to affiliates of our majority stockholder.

     Impairment of long-lived assets reflects charges related to non-manufacturing assets; impairment of manufacturing assets is included in cost of goods sold.

     Goodwill amortization expense includes the amortization of goodwill relating to the 1997 acquisition of Current Electronics, Inc. and the 2000 acquisition of K*TEC Electronics Holding Corporation. Effective January 1,

2002, goodwill was no longer permitted to be amortized when Statement of Financial Accounting Standards No. 142 became effective.

     Interest expense relates to our senior credit facilities and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 2001, 2002, and 2003.

	2001	2002	2003
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	100.8%	107.5%	102.7%

Gross profit (loss)	(0.8)%	(7.5)%	(2.7)%
Operating costs and expenses:
Selling, general, and administrative	5.2%	7.4%	7.3%
Severance, retention, closure, and relocation costs	–	–	–
Reorganization transaction costs	0.4%	0.1%	–
Related party management and advisory fees	0.7%	0.2%	0.2%
Impairment of long-lived assets	–	–	–
Goodwill amortization	0.5%	–	–

Operating income (loss)	(7.6)%	(15.2)%	(10.2)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

     Net Sales. Net sales decreased $57.6 million, or 15.5%, from $370.8 million in 2002 to $313.2 million in 2003. This decrease in 2003 net sales was attributable to significant decreases in net sales across our customer base, including decreases with Honeywell and Applied Materials of $64.5 million and $24.1 million, respectively. The reduction in net sales to Honeywell and Applied Materials was partially offset by approximately $56 million of net sales to new customers and $8 million of net sales related to the May 30, 2003 acquisition of the assets of Trilogic. We believe the primary reason for lower net sales to our major customers in 2003 was due to the economic downturn in the aerospace and semiconductor capital equipment industries.

     Net sales in 2002 and 2003 include approximately $24.2 million and $8.2 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. In 2003, net sales include the recovery of unauthorized customer discounts of approximately $1.0 million.

     In 2002, Honeywell and Applied Materials accounted for 42% and 22%, respectively, of our net sales. In 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex had been declining over the past two years and, by the end of the third quarter of 2003, Emulex had disengaged as a customer.

     Gross Profit (Loss). Our gross profit (loss) improved by $19.6 million from a loss of $28.0 million in 2002 to a loss of $8.4 million in 2003. Gross profit (loss) as a percentage of net sales improved from a loss of 7.5% of net sales in 2002 to a loss of 2.7% of net sales in 2003.

     In 2003, we incurred restructuring costs of $2.7 million, including $1.3 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.5 million for lease exit costs primarily associated with the consolidation of operations in Phoenix, and $0.8 million for severance costs related to terminated employees. In November 2003, the Company entered into an agreement with the landlord of the Fremont facility whereby the Company paid $2.7 million as consideration for the early termination of the lease. The Company incurred additional costs of $0.4 million related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4.7 million due to the extinguishment of the remaining liability. This credit was reflected as a reduction of cost of goods sold since the loss relating to future lease exit costs of the vacated facility that was accrued in 2002 was charged to cost of goods sold. The improvement in gross profit (loss) in 2003 is primarily attributable to the reduction in restructuring costs and benefits realized from other cost reduction initiatives that have been implemented. However, despite our extensive restructuring and cost cutting achievements over the past two years, we have not been able to increase net sales to a level that would result in profitable operations. In 2002, we incurred a gross profit deficiency of $28.0 million, primarily due to $13.6 million of restructuring charges (consisting of $10.1 million for lease exit costs primarily associated with the closure of our Fremont facility; $2.8 million for impairment of a building and manufacturing equipment; and $0.7 million for severance, retention and moving costs related to our manufacturing workforce). Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the years ended December 31, 2002 and 2003 (Dollars in Millions):

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2001	$1.9	$—
Accrued expense for restructuring activities	9.7	0.7
Cash receipts under subleases	0.4	—
Cash payments	(2.2)	(0.6)
Expense due to change in previous estimates	0.5	—

Balance, December 31, 2002	10.3	0.1
Accrued expense for restructuring activities	0.4	1.1
Cash receipts under subleases	0.4	—
Cash payments	(5.9)	(1.1)
Reversal of accrued lease exit costs	(4.7)	—
Reclassification of non-level rent liability	0.5	—

Balance, December 31, 2003	$1.0	$0.1

     Inventory write-downs decreased $2.1 million from $5.4 million, or 1.5% of net sales in 2002 to $3.3 million, or 1.1% of net sales in 2003. This reduction in inventory write-downs resulted primarily from our substantial efforts over the past two years to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. Write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Through the first half of 2004, we have a significant amount of equipment that will become fully depreciated, although many of these assets are still in service. Accordingly, our depreciation expense related to property, plant and equipment for 2004 is expected to decrease by approximately $7.8 million from the $21.6 million reported in 2003. Approximately $0.5 million of this benefit is expected to be reflected in lower selling, general, and administrative expenses and the remaining $7.3 million is expected to result in a reduction of cost of goods sold.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $4.6 million, or 16.8%, from $27.2 million in 2002 to $22.6 million in 2003. The decrease in SG & A during 2003 was primarily attributable to reductions in (i) compensation and benefits due to an approximately 15% reduction in our administrative workforce, (ii) professional fees primarily due to lower legal and accounting services upon the complete integration of K*tec by the end of 2002, and (iii) information technology and facilities costs due to fewer employees and the closure of several facilities. These decreases were partially offset by a charge of $1.3 million that was required in the fourth quarter of 2003 when we reserved a significant portion of our receivable from a former customer that filed for bankruptcy protection in February 2004.

     Aggregate net sales generated from our two major customers declined from about $237 million in 2002 to $148 million in 2003, as both of these customers were impacted by adverse industry conditions. During 2003, we replaced some of this business with orders from smaller, less credit-worthy customers. While losses due to credit risk have not been a significant percentage of our net sales, this trend may not continue in the future as we continue to diversify our customer base.

     Interest Expense. Interest expense increased $0.1 million, or 5.0%, from $2.6 million in 2002 to $2.7 million in 2003, primarily due to an increase in our weighted average borrowings from $16.7 million in 2002 to $23.5 million in 2003. The impact of higher borrowings in 2003 was partially offset by a reduction in our weighted average interest rate (computed without regard to amortization of debt issuance costs, which comprised approximately $1.0 million of our interest cost in both 2002 and 2003) from 9.4% in 2002 to 7.3% in 2003. Since our borrowings were higher in 2003, we paid less for unused commitment fees under the revolving credit agreement, which also contributed to the lower effective interest rate in 2003.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG & A”) decreased $2.4 million, or 8.1%, from $29.6 million in 2001 to $27.2 million in 2002. The decrease in SG & A in 2002 was primarily attributable to a reduction in selling related expenses associated with lower sales in 2002, partially offset by an increase in professional fees.

     Reorganization Transaction Costs. In 2001, we incurred costs, primarily for a fairness opinion and professional fees, of $2.4 million related to the business combination between EFTC and K*TEC. During 2002, we incurred additional costs of $0.3 million, primarily for professional fees and printing costs. This business combination, which was completed on February 28, 2002, was accounted for as a reorganization of entities under common control and, accordingly, these costs were charged to operations in the period in which the costs were incurred.

     Related Party Fees. Related party fees decreased $3.0 million, or 77.7%, from $3.8 million in 2001 to $0.8 million in 2002. In 2001, affiliates of our majority stockholder charged fees of $1.8 million for investment advisory services related to the credit facility entered into in January 2001 with Citibank and $0.7 million in connection with the merger of EFTC and K*TEC. During 2001, affiliates of our majority stockholder charged management fees of $1.3 million. Effective March 1, 2002, a new management fee arrangement was effective that provides for annual fees of $0.8 million.

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

     Cumulative Effect of Change in Accounting for Goodwill. During the first quarter of 2002, we adopted the provisions of Statement of Financial Accounting Standards No. 142, which resulted in the requirement to perform a periodic impairment test, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Based on the results of comparing the carrying value of goodwill with the implied fair value of goodwill, we concluded that goodwill related to the K*TEC reporting unit was impaired for the entire carrying value, which resulted in an impairment loss of $69.0 million. This impairment loss was recorded as the cumulative effect of a change in accounting principle in 2002.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in 2003 was $19.8 million, compared with net cash provided by operating activities of $22.8 million in 2002. The difference between our net loss of $34.3 million in 2003 and $19.8 million of negative operating cash flow was primarily attributable to $22.1 million of depreciation and amortization expense, a reduction in inventories of $7.1 million, and $1.0 million of amortization of debt issuance costs, partially offset by a reduction of $9.8 million in accrued severance, retention and lease exit costs, an increase of $3.6 million in trade receivables, a decrease in accounts payable and other accrued liabilities of $1.2 million, and an increase in prepaid expenses of $1.3 million.

     Days sales outstanding (based on net sales for the year and net trade receivables outstanding at the end of the year) increased to 40 days for 2003, compared to 29 days for 2002. Days sales outstanding has been increasing over the past year as the mix of our net sales has shifted away from customers that took advantage of discounts in exchange for accelerated payment terms.

     We expect our net sales during the first quarter of 2004 will increase from $78.6 million in the fourth quarter of 2003. Even if we are successful in eliminating our cash operating losses in the first quarter of 2004, it is likely that we will use cash in our operating activities, primarily due to an expected increase in receivables and inventories that usually occurs during periods of increasing production and sales. Aggregate net sales generated from our two major customers declined from about $237 million in 2002 to $148 million in 2003, as both of these customers were impacted by adverse industry conditions. During 2003, we replaced some of this business with orders from smaller, less credit-worthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our credit agreement with Citibank.

     Inventories decreased 8.9% to $61.4 million at December 31, 2003, compared to $67.4 million at December 31, 2002. For 2003, inventory turns (i.e., cost of goods sold for the year, excluding restructuring charges and credits, divided by year-end inventories) amounted to 5.3 times per year compared to 5.7 times per year for 2002. The reduction in inventory turns in 2003 is due in part to raw material purchases near the end of 2003 to support higher production requirements expected in the first quarter of 2004.

     Cash Flows from Investing Activities. Net cash used by investing activities for 2003 was $2.8 million compared with net cash used by investing activities of $7.8 million for 2002. Investing cash flows in 2003 include capital expenditures of $0.6 million for leasehold improvements at our Olathe, Kansas facility, $1.5 million for new manufacturing equipment at several locations (including approximately $0.9 million for testing equipment to meet new customer manufacturing requirements), and $0.6 million for software and computer equipment. In July 2003, we also paid $0.2 million for the purchase of certain design and engineering assets from an entity affiliated with Trilogic. Our cash outflows for investing activities were partially offset by $0.3 million of cash acquired in the acquisition of Trilogic. During the first quarter of 2004, we will be required to pay approximately $2.2 million to the former owners of Trilogic due to the 2003 earn-out that was accrued in our consolidated balance sheet at December 31, 2003. We also expect to incur other capital expenditures during 2004 in the range of $3.0 million to $6.0 million, although we do not have any material firm commitments in place at this time. A major portion of our planned capital expenditures is for building improvements and equipment related to expansion opportunities in Mexico and Texas.

     Investing cash flows for 2002 include the payment of approximately $5.5 million in March 2002 for the acquisition of the assets of Midwestern Electronics, Inc., and $2.4 million for other capital expenditures.

     Cash Flows from Financing Activities. Net cash provided by financing activities for 2003 was $21.0 million, compared with net cash used by financing activities of $27.6 million for 2002. Financing cash flows for 2003 reflect net borrowings under our revolving line of credit of $23.2 million. During 2003, the Company repaid $1.2 million of debt assumed in the Trilogic acquisition as well as other debt obligations of $0.4 million. During 2003, we also paid debt issuance costs of $0.6 million related to our amended credit facility with Citibank.

     For 2002, financing cash flows reflect the net repayment of debt under revolving credit facilities of $21.0 million, the repayment of $5.3 million of debt to the former parent of K*TEC, the payment of $0.3 million of debt issuance costs related to the credit facility with Citibank, and a decrease in outstanding checks in excess of cash balances of $0.9 million. The Company utilized temporary cash investments of approximately $14.0 million at the end of 2001 to repay outstanding debt during 2002.

     Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2003:

	Long-term	Operating	Purchase
	Bank Debt	Leases (1)	Obligations (2)	Other (3)	Total
		(Dollars in Table are in Millions)
Year ending December 31:
2004	$–	$4.7	$47.7	$2.7	$55.1
2005	34.0	3.6	0.1	0.5	38.2
2006	–	3.1	0.9	–	4.0
2007	–	2.1	–	–	2.1
2008	–	1.1	–	–	1.1
After 2008	–	1.2	0.2	–	1.4

	$34.0	$15.8	$48.9	$3.2	$101.9

(1)	Includes an aggregate of $1.3 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at December 31, 2003. Accounting principles generally accepted in the United States require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(2)	Consists of obligations under outstanding purchase orders. Approximately 80% of the deliveries under outstanding purchase orders are expected to be received in the first quarter of 2004. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(3)	Includes payable for 2003 earn-out calculation related to acquisition of Trilogic Systems for approximately $2.2 million.

     In August 2003, we renewed an operating lease for our Newberg, Oregon facility. The landlord is an entity that is affiliated with a director of the Company. The renewal terms provided for a reduction in our monthly rent from approximately $58,000 to $47,000 and the lease term was extended for five years through December 2008.

     The table shown above does not include contingent consideration related to the purchase of Trilogic on May 30, 2003. Pursuant to the purchase agreement, we may be required to pay up to approximately $1.8 million if certain sales targets are achieved for 2004. For the year ended December 31, 2003, the minimum sales target was achieved and we accrued a payable of approximately $2.2 million. The agreement also requires that we estimate the annual amount of qualified 2004 sales based on actual sales for the first half of 2004 and calculate the estimated amount of consideration that would be payable for the annual 2004 sales target. Accordingly, we may be required to issue a letter of credit up to $1.8 million in the third quarter of 2004 for the estimated amount of the contingent consideration payable related to the 2004 annual sales target. The letter of credit for the 2003 sales target was issued in the fourth quarter of 2003 for approximately $2.0 million and this letter of credit will be canceled after we make the accrued payment of $2.2 million, which is expected to occur in the first quarter of 2004.

     We believe we will be able to fund our contractual operating lease and purchase order obligations from operating cash flows during the periods that payments are required. We believe we will be able to fund the payments required under the Trilogic acquisition agreement through borrowings under our credit agreement with Citibank. We have commenced negotiations with Citibank and other prospective lenders for a new credit agreement that would provide for maturity date in three to five years. However, there can be no assurance that we will be successful in this regard.

     Capital Resources. Our working capital at December 31, 2003 totaled $49.4 million compared to $50.4 million at December 31, 2002. At December 31, 2003, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $58.0 million, and we had outstanding borrowings of approximately $34.0 million and outstanding letters of credit for $2.2 million under this credit facility. Accordingly, as of December 31, 2003, we had unused availability of $11.8 million after deducting outstanding borrowings, letters of credit, and an additional $10.0 million that Citibank temporarily removed from the borrowing base until operating performance improves to an acceptable level. In March 2004, Citibank agreed to increase the advance rates for inventories under the borrowing base calculation. After giving effect to this change, our unused availability increased to approximately $16.1 million as of March 24, 2004.

     In connection with the May 2003 acquisition of Trilogic Systems, we agreed to issue a letter of credit for the estimated earn-out payable for 2003. Approximately $2.0 million of our outstanding letters of credit relate to the Trilogic earn-out for 2003 which is also recorded under current liabilities in our balance sheet at December 31, 2003.

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

     The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of December 31, 2003, the Company is in compliance with the covenants under the amended credit facility with Citibank. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment.

     The continued availability of our credit facility with Citibank, or a comparable credit facility, is a critical assumption underlying our belief that adequate capital resources are currently in place to fund our planned activities for the next 12 months. The borrowing base calculation under the Citibank credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. However, the borrowing base generally increases as our net receivables and inventories increase. If our sales begin to increase rapidly, this credit facility is critical to enable us to finance the increased working capital requirements associated with growth.

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the EBITDA covenant discussed on the following page. While the EBITDA financial covenant included in the April 2003 amended credit agreement is less stringent than the previous agreement, we are generally required to demonstrate sequential quarterly improvements in our financial performance beginning in the third quarter of 2003. If we violate the financial covenants in the future, there can be no assurance that Citibank would waive our noncompliance. In these circumstances, Citibank could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing.

     We also have the ability to issue shares of our common stock to make acquisitions of businesses or to settle outstanding contractual obligations. We also have the ability to sell our common stock in a public or private offering of securities to raise cash to fund working capital and other cash requirements. However, we have not issued our common stock for these purposes over the past several years.

     We believe that adequate capital resources are in place to fund our working capital and other cash requirements (including up to $1.8 million of contingent consideration related to 2004 earn-out related to the Trilogic acquisition) for the next 12 months. However, depending on the amount of capital resources that are devoted to any future acquisitions of businesses, and increased working capital requirements if sales levels increase significantly, we may need to seek additional funds through public or private debt or equity offerings, bank borrowings, or leasing arrangements.

     Assuming that we are successful in eliminating our cash operating losses, we believe we have adequate capital resources to fund our planned operating activities for 2004. However, we intend to continue to evaluate strategic acquisitions to enhance our long-term business prospects and we do not believe we have adequate capital resources to fund the purchase of any additional material business units. Accordingly, we have commenced discussions with Citibank and other lenders to replace our current credit facility, which expires in April 2005. Our objective is to put a new credit facility in place that will provide additional borrowing capacity and the flexibility to make strategic acquisitions. While we believe the interest rates on a new facility would be competitive with our current facility with Citibank, we will probably incur a material amount of origination and professional fees when a new or amended credit facility is put in place. Also, if a new facility is put in place, we would be required to write-off unamortized debt issuance costs related to our current credit facility, which amounted to $0.9 million as of December 31, 2003. There can be no assurance that we will be successful in securing additional financing or an amended agreement with Citibank, and even if we are successful, the terms may be less favorable than our current agreement with Citibank.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, the Company’s lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the years ended December 31, 2002 and 2003 using a “traditional” definition, as well as the calculation pursuant to the definition in our credit agreement with Citibank. Citibank modifies its definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our credit agreement:

	2002	2003
Net loss	$(126,150)	$(34,288)
Cumulative effect of change in accounting principle	69,015	—
Income tax expense (benefit)	(276)	—
Interest expense	2,568	2,696
Interest reversed in settlement	(1,029)	—
Depreciation and amortization	21,987	22,133

EBITDA per “traditional” definition	(33,885)	(9,459)
Restructuring and reorganization costs (benefit) (A)	14,061	(3,131)
Other charges (B)	325	1,549

EBITDA per credit agreement definition	$(19,499)	$(11,041)

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce. Restructuring costs exclude accelerated depreciation due to shortened lives of leasehold improvements since these amounts are included in depreciation and amortization expense.

(B)	Primarily consists of a bad debt charge related to a former customer, certain professional fees, stock-based compensation expense, and cash costs related to restructuring activities.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, the Company’s EBITDA (as defined in the credit agreement) for the first quarter of 2004 must be more favorable than approximately negative $1.5 million.

Impact of Recently Issued Accounting Standards

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002. During 2003, the Company recognized restructuring costs (including severance, retention, lease exit costs, moving and relocation) under Statement 146 of approximately $1.5 million, primarily due to consolidation of manufacturing operations in Phoenix. During 2003, the Company also recognized a lease termination credit of $4.7 million related to the reversal of an accrual for exit and disposal activities that were initiated prior to the adoption of Statement 146. The adoption of Statement 146 resulted in a delay until the first quarter of 2004 in the recognition of lease exit costs of approximately $0.4 million. Under Issue 94-3, these costs would have been recognized in 2003.

     In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on our consolidated financial statements.

     On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB” 104) Revenue Recognition, which updates previous guidance contained in SAB 101, Revenue Recognition in Financial Statements. SAB 104 provides additional clarification of the SEC Staff’s interpretation of EITF Issue No. 00-21 with respect to “bill and hold” transactions, undelivered elements of a sale that are both inconsequential or perfunctory and not essential to functionality, and the accounting for nonrefundable upfront fees. The adoption of SAB 104 did not have a material impact on our consolidated financial statements.

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

We experience significant volatility in our net sales which leads to significant operating inefficiencies and the potential for significant charges.

     As a result of the soft demand in the end markets served by our customers, our net sales declined from $574 million in 2001 to $371 million in 2002 to $313 million in 2003. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we determine that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

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

     A small number of customers are responsible for a significant portion of our net sales. Sales to Honeywell and Applied Materials represented approximately 42% and 22%, respectively, of our net sales for the year ended December 31, 2002. For the year ended December 31, 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. In 2001, Emulex was also a major customer but our net sales to Emulex had been declining over the past two years and, by the end of the third quarter of 2003, Emulex had disengaged as a customer. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     We currently have foreign operations in Mexico. We may in the future expand into other foreign countries. We have limited experience in managing geographically dispersed operations and in operating in foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:

•	economic or political instability;

•	transportation delays and interruptions;

•	increased employee turnover and labor unrest;

•	incompatibility of systems and equipment used in foreign operations;

•	foreign currency exposure;

•	difficulties in staffing and managing foreign personnel and diverse cultures; and

•	less developed infrastructures.

•	In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs, and limitations on imports or exports. Also, we could be negatively affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays.

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

     Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions, and hydrochloric acid solutions containing palladium; waste water that contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We have not incurred significant costs related to compliance with environmental laws and regulations in the prior three years, and we believe that our operations comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge and other environmental permits. Any such revocations could require us to cease or limit production at one or more of our facilities. Even if we ultimately prevail, environmental lawsuits against us would be time consuming and costly to defend.

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

     As of December 31, 2003, we had outstanding bank debt of approximately $34.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9A.	CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

     The following table, together with the accompanying text, presents certain information, as of February 29, 2004, with respect to each of our executive officers and directors.

Name	Age	Position(s) Held With the Company
James K. Bass	47	Chief Executive Officer, President and Director
John W. Briant	38	Vice President of Materials, Quality and Process Management
James A. Doran	49	Vice President, Controller and Chief Accounting Officer
Michael Eblin	41	Chief Operating Officer
Oscar A. Hager	48	Vice President of Human Resources
Peter W. Harper	42	Chief Financial Officer and Secretary
John H. Kulp	46	Vice President of Sales and Marketing
Allen S. Braswell, Jr.	45	Director
Fred A. Breidenbach	57	Director
Jeffrey W. Goettman	44	Chairman of the Board and Director
Douglas P. McCormick	34	Director
Jose S. Medeiro	35	Director
Richard L. Monfort	49	Director
James C. Van Horne	68	Director
John C. Walker	42	Director

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

     Fred A. Breidenbach has served as a director since October 2001. Mr. Breidenbach has served as the principal of FA Breidenbach & Associates, LLC, a management-consulting firm providing services to the aerospace industry, since November 1997. From April 1993 until July 1997, Mr. Breidenbach served as President and Chief Operating Officer of Gulfstream Aerospace Corporation (now a subsidiary of General Dynamics). Mr. Breidenbach also serves as a director of Synnex Corporation.

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

     James C. Van Horne has served as a director since October 2001. Mr. Van Horne has served as the A.P. Giannini Professor of Finance at the Stanford University Graduate School of Business since 1979, and has taught at such institution since 1965. Mr. Van Horne also serves as a director of Montgomery Street Income Securities, Inc. (an investment company), and Bailard Biehl & Kaiser Fund Group (a family of four mutual funds).

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

Audit Committee

     Our board of directors has established an audit committee to review and monitor our corporate financial reporting and our external audits, including, among other things, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. The members of the audit committee are Messrs. Van Horne, Goettman, and Breidenbach. The audit committee met nine times, including three telephonic meetings, during fiscal year 2003. Our Board of Directors has determined that James C. Van Horne, the Chairman of our audit committee, is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2003, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements, except that Messrs. Bass, Briant, Doran, Eblin, Gibbons, Hager, Harper, and Kulp each inadvertently filed one Form 4 late. These individuals received stock option grants in mid-December 2003 and the Forms 4 were filed on January 15, 2004.

Code of Ethics

     We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.suntroncorp.com/investor/index.html. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information concerning the compensation paid by Suntron (including EFTC and K*TEC) for the fiscal years ended December 31, 2001, 2002, and 2003 to our Chief Executive Officer and each of the four other most highly compensated individuals who served as executive officers of Suntron at the end of 2003, as well as their titles with Suntron.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards	Payouts
				Other Annual	Securities	LTIP
Name and Principal				Compensation	Underlying	Payouts	All Other
Position	Year	Salary($)	Bonus($)	($)(1)	Options(#)(2)	($)	Compensation($)
James K. Bass	2001	$300,000	$300,000	$—	13,750	$—	$—
Chief Executive	2002	300,000	—	—	227,000	—	—
Officer and President	2003	300,000	—	—	60,000	—	—
John Briant	2001	160,000	80,000	—	3,750	—	—
Vice President of	2002	160,000	4,125	—	50,750	—	—
Materials, Quality & Process Management	2003	174,423	—	—	12,000	—	—
Michael Eblin	2001	200,004	140,000	—	8,750	—	—
Chief Operating	2002	200,004	—	—	132,500	—	—
Officer	2003	219,231	—	—	27,000	—	—
R. Michael Gibbons (3)	2001	198,000	25,000	—	197,310	—	—
Exec. Vice President-	2002	200,538	—	—	32,500	—	—
New Business Dev.	2003	220,000	—	—	15,000	—	—
Peter W. Harper	2001	200,004	100,000	—	15,000	—	—
Chief Financial	2002	200,004	—	—	65,000	—	—
Officer and Secretary	2003	200,004	—	—	15,000	—	—

(1)	Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)	Represents options to purchase shares of Suntron common stock, after giving effect to the assumption of EFTC and K*TEC options upon the completion of the combination and the applicable exchange ratios.

(3)	Effective March 12, 2004, Mr. Gibbons was no longer employed by Suntron.

Stock Option Grants

     Suntron did not grant any stock appreciation rights in 2003. The following table sets forth information concerning the grant of stock options in 2003 to Suntron’s Chief Executive Officer and the other executive officers named in the Summary Compensation Table above.

Option Grants In Last Fiscal Year

	Individual Grants
	Number of		% of Total		Grant		Potential Realizable Value at Assumed
	Securities		Options		Date		Annual Rates of Stock Price
	Underlying		Granted to	Exercise or	Market		Appreciation for Option Terms (4)
	Options		Employees in	Base Price	Value	Expiration
Name	Granted (#)		Fiscal Year(3)	($/Share)	($/Share)	Date	0%($)	5%($)	10%($)
James K. Bass	60,000	(1)	13.7%	$4.40	$4.35	12/05/13	$—	$161,141	$412,967
John Briant	12,000	(2)	2.7%	0.01	4.21	12/05/13	50,400	82,172	130,916
Michael Eblin	27,000	(2)	6.2%	0.01	4.35	12/05/13	117,180	191,044	304,365
R. Michael Gibbons	15,000	(2)	3.4%	0.01	4.35	12/05/13	65,100	106,135	169,092
Peter W. Harper	15,000	(2)	3.4%	0.01	4.42	12/05/13	65,100	107,846	171,815

(1)	Represents options to purchase shares of Suntron common stock that become exercisable for 25% of the underlying shares on the first anniversary of the date of grant and 25% annual installments thereafter, so long as the executive remains employed with Suntron.

(2)	Represents options to purchase Suntron common stock that become exercisable on January 1, 2006, provided that the executive remains employed with Suntron.

(3)	The percentages shown above are based on an aggregate of 437,021 options for shares of Suntron common stock that were granted to employees for the year ended December 31, 2003.

(4)	Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (0%, 5% and 10%). The 0%, 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe this method accurately illustrates the potential value of a stock option.

Stock Option Exercises and Values for Fiscal 2003

     The following table sets forth information with respect to Suntron’s Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2003 and unexercised options held by them as of the end of such fiscal year:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

					Value of Unexercised
			Number of Options at		In-the-Money Options at
	Shares Acquired on	Value	December 31, 2003		December 31, 2003($)(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James K. Bass	—	$—	205,876	525,750	$8,750	$26,250
John Briant	—	—	46,501	111,500	2,625	59,355
Michael Eblin	—	—	81,813	243,250	5,250	131,580
R. Michael Gibbons	—	—	99,415	244,810	1,750	69,600
Peter W. Harper	—	—	43,375	132,500	3,500	74,850

(1)	The closing sales price per share for Suntron common stock as reported by the Nasdaq National Market on December 31, 2003 was $4.30. The option value is calculated by multiplying (a) the positive difference, if any, between $4.30 and the option exercise price by (b) the number of shares of common stock underlying the option.

Equity Compensation Plan Information

     The following table sets forth certain information, as of December 31, 2003, regarding shares of our common stock that may be issued upon the exercise of options under our only stock option plan (the Amended and Restated 2002 Stock Option Plan).

(c)
Number of
Securities
Remaining Available
for Future Issuance
	(a)		Under Equity
	Number of		Compensation Plans
	Securities to be	(b)	(Excluding
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Reflected in
Plan Category	Outstanding Options	Outstanding Options	Column (a))
Equity Compensation Plans Approved by Stockholders	2,361,105	$10.28	2,638,895
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,361,105	$10.28	2,638,895

Employment Agreements and Change of Control Arrangements

     James K. Bass, our Chief Executive Officer and President, has entered into an employment agreement that provides for him to be employed as Chief Executive Officer for a term ended on December 31, 2003, which term automatically extends for successive one-year periods until the agreement is terminated. Mr. Bass’ agreement provides for a minimum annual base salary of $300,000 and incentive-based bonus compensation in an amount determined by the compensation committee of our board of directors. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Bass’ base salary and prorated bonus compensation for a period of one year from the date of termination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to our common stock beneficially owned as of February 29, 2004 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent (2)
Thayer-Blum Funding III, L.L.C. (3)	24,582,191	89.7%
James K. Bass (4)	227,814	*
Allen S. Braswell, Jr. (5)	225,235	*
Fred A. Breidenbach (6)	16,224	*
Jeffrey W. Goettman (7)	24,582,191	89.7%
Douglas P. McCormick (7)	24,582,191	89.7%
Jose S. Medeiros (7)	24,582,191	89.7%
Richard L. Monfort (8)	112,571	*
James C. Van Horne (9)	10,374	*
John C. Walker (7)	24,582,191	89.7%
John W. Briant (10)	50,875	*
James A. Doran (11)	32,280	*
Michael Eblin (12)	94,563	*
Oscar A. Hager (13)	26,063	*
Peter W. Harper (14)	49,875	*
John H. Kulp (15)	24,438	*
All directors and executive officers as a group (16 persons) (7)(16)	25,452,503	91.1%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each person listed on the table is 2501 West Grandview Road, Phoenix, Arizona 85023.

(2)	We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after February 29, 2004, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,410,588 shares of our common stock outstanding as of February 29, 2004.

(3)	Thayer-Blum Funding III, L.L.C. is owned as follows: 59.94% by Thayer Equity Investors IV, L.P., 0.04% by TC Manufacturing Holdings, L.L.C., 0.02% by TC KCo, L.L.C., 34.4% by Blum Strategic Partners, L.P., and 5.6% by Blum (K*TEC) Co-Investment Partners, L.P.

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

The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4)	Consists of 227,814 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(5)	Includes 37,520 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell is a general partner; 2,750 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.’s father, is the trustee; 8,750 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation (“BIC”) is a general partner; 136,522 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner; and 3,010 shares issuable pursuant to options that are exercisable within 60 days of February 29, 2004. Allen S. Braswell, Jr. is president of BIC.

(6)	Includes 7,724 shares issuable pursuant to options currently exercisable or exercisable within 60 days of February 29, 2004.

(7)	Reflects 24,582,191 shares held by Thayer-Blum. See footnote 3. Messrs. Goettman, McCormick, Medeiros, and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(8)	Includes 67,875 shares held by the Monfort Family Partnership; 23,168 shares held by a partnership in which Mr. Monfort is the principal investor; 11,518 shares owned by three of Mr. Monfort’s minor children; and 10,010 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(9)	Includes 7,874 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(10)	Consists of 50,875 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(11)	Includes 32,188 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(12)	Consists of 94,563 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(13)	Includes 25,938 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(14)	Consists of 49,875 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(15)	Consists of 24,438 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

(16)	Includes 636,224 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 29, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale/Leaseback Transaction

     Richard L. Monfort, currently a member of our board of directors, entered into a sale/leaseback transaction with EFTC in December 1998 whereby EFTC sold manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to Mr. Monfort for $10.5 million. Mr. Monfort leased these manufacturing facilities back to us for a term of five years through December 2003. The Tucson lease provided for monthly payments of $32,000 and the Newberg lease provided for monthly payments of $58,000. Honeywell International, Inc. subleased the Tucson facility under a month-to-month agreement that required monthly payments of $32,000 through expiration of the Tucson lease in December 2003. In July 2003, we renewed the Newberg lease through December 2008 at an average monthly payment of $47,000.

Thayer-Blum Management Fees

     During 2003, we paid $750,000 for management fees to affiliates of Thayer-Blum Funding L.L.C. The services provided under this arrangement consist primarily of management and consulting services related to corporate development activities.

Inventory Purchases

     For the years ended December 31, 2003, the Company purchased inventories for $481,000 from TTM Technologies, Inc. An affiliate of Thayer-Blum Funding L.L.C. has a controlling ownership interest in TTM Technologies.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

     KPMG LLP served as our independent auditors for the year ended December 31, 2003 and will serve in that capacity for the 2004 fiscal year.

Fees Charged By Independent Auditors

     The following is a summary of fees, all of which were approved by the audit committee, billed by KPMG LLP for audit and other professional services during the years ended December 31, 2002 and 2003:

	2002	2003
Audit fees	$300,000	$235,000
Audit-related fees	19,050	—
Income tax fees	217,551	64,839
All other fees	31,870	—

Total fees	$568,471	$299,839

     “Audit-related fees” include employee benefit plan audit fees and fees related to auditor consents required by various SEC filings. “Income tax fees” include tax return preparation and consultation on various tax issues. “All other fees” include due diligence assistances and accounting consultation on proposed transactions.

Pre-Approval Policy for Independent Auditor’s Fees

     In 2003, our Audit Committee adopted a formal policy concerning pre-approval of audit and non-audit services to be provided by our independent auditors. The policy requires that all proposed services to be provided by KPMG LLP must be pre-approved by the audit committee before any services are performed. This policy includes all audit, tax and consulting services that KPMG LLP may provide to the Company. In evaluating whether to engage KPMG LLP for non-audit services, our Audit Committee considers whether the performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

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

     On November 17, 2003, the Company filed a Current Report on Form 8-K reporting information under Item 12 for a press release that was issued related to the Company’s earnings for the quarter ended September 28, 2003.

(c)	Exhibits

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (2)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.4	Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.5	Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.6	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.7	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.8	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.9	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Braswell, Jr. (3)

Exhibit
Number	Description
10.10	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (3)

10.11	Amended and Restated Credit Agreement dated April 11, 2003 between Suntron Corporation and Citicorp USA. (4)

21	List of Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2003.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 13, 2003

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

Date: March 26, 2004	By:	/s/ James K. Bass

James K. Bass
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/James K. Bass James K. Bass	President, Chief Executive Officer (Principal Executive Officer), and Director	March 26, 2004

/s/Peter W. Harper Peter W. Harper	Chief Financial Officer and Secretary (Principal Financial Officer)	March 26, 2004

/s/James A. Doran James A. Doran	Chief Accounting Officer (Principal Accounting Officer)	March 26, 2004
/s/Allen S. Braswell, Jr.		March 26, 2004
Allen S. Braswell, Jr.	Director

/s/Fred A. Breidenbach Fred A. Breidenbach	Director	March 26, 2004

/s/Jeffrey W. Goettman Jeffrey W. Goettman	Director	March 26, 2004

/s/Douglas P. McCormick Douglas P. McCormick	Director	March 26, 2004

/s/Jose S. Medeiros Jose S. Medeiros	Director	March 26, 2004

/s/Richard L. Monfort Richard L. Monfort	Director	March 26, 2004

/s/ James C. Van Horne James C. Van Horne	Director	March 26, 2004

/s/John C. Walker John C. Walker	Director	March 26, 2004

SUNTRON CORPORATION

Index to Consolidated Financial Statements and Schedule

Page(s)
Consolidated Financial Statements:
Independent auditors’ report	F-2
Consolidated balance sheets as of December 31, 2002 and 2003	F-3 to F-4
Consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003	F-5
Consolidated statements of stockholders’ equity for the years ended December 31, 2001, 2002 and 2003	F-6
Consolidated statements of cash flows for the years ended December 31, 2001, 2002 and 2003	F-7 to F-8
Notes to consolidated financial statements	F-9 to F-29
Supplementary Schedule:
Schedule II- Valuation and Qualifying Accounts	F-30

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Suntron Corporation:

We have audited the accompanying consolidated balance sheets of Suntron Corporation and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits, we also have audited the accompanying financial statement schedule for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2002 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the three-year period ended December 31, 2003, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

/s/ KPMG LLP

Phoenix, Arizona
February 18, 2004

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003
ASSETS
Current Assets:
Cash and equivalents	$1,621	$26
Trade receivables, net of allowance for doubtful accounts of $1,740 and $2,898, respectively	29,161	34,390
Inventories	67,381	61,391
Prepaid expenses and other	1,860	3,366

Total Current Assets	100,023	99,173

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Leasehold improvements	6,517	6,742
Buildings and improvements	19,204	19,120
Manufacturing machinery and equipment	53,699	53,852
Furniture, computer equipment and software	32,056	33,536

Total	116,274	118,048
Less accumulated depreciation and amortization	(54,368)	(74,554)

Net Property, Plant and Equipment	61,906	43,494

Intangible and Other Assets:
Goodwill	6,964	9,627
Identifiable intangible assets, net of accumulated amortization of $4,004 and $4,560, respectively	1,708	1,152
Debt issuance costs, net	1,156	913
Deposits and other	459	287

Total Intangible and Other Assets	10,287	11,979

	$172,216	$154,646

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2002 and 2003
(Dollars in Thousands, Except Per Share Amounts)

	2002	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,550	$32,858
Outstanding checks in excess of cash balances	—	41
Accrued compensation and benefits	7,268	7,075
Payable for acquisition of business	—	2,197
Accrued property taxes	1,626	1,285
Current portion of accrued exit costs related to facility closures	3,341	900
Accrued interest expense	87	250
Payable to affiliates	295	207
Other accrued liabilities	4,484	4,982

Total Current Liabilities	49,651	49,795
Long-term Liabilities:
Long-term debt	10,856	34,011
Accrued exit costs related to facility closures	6,980	117
Other	718	774

Total Liabilities	68,205	84,697

Commitments and Contingencies (Notes 9 and 12)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000,000 shares, none issued
Common stock, $.01 par value. Authorized 75,000,000 shares; issued and outstanding 27,409,338 shares	274	274
Additional paid-in capital	380,175	380,804
Deferred stock compensation	(351)	(754)
Accumulated deficit	(276,087)	(310,375)

Total Stockholders’ Equity	104,011	69,949

	$172,216	$154,646

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2001	2002	2003
Net Sales	$574,401	$370,797	$313,231
Cost of Goods Sold	579,123	398,767	321,599

Gross profit (loss)	(4,722)	(27,970)	(8,368)
Operating Costs and Expenses:
Selling, general and administrative expenses	29,619	27,234	22,648
Severance, retention, closure and relocation costs	228	169	124
Reorganization transaction costs	2,375	312	—
Related party expenses:
Acquisition and financing expenses	2,500	—	—
Management fees	1,250	835	750
Impairment of long-lived assets	—	21	—
Goodwill amortization	2,905	—	—

Total operating costs and expenses	38,877	28,571	23,522

Operating loss	(43,599)	(56,541)	(31,890)
Other Income (Expense):
Interest expense	(12,217)	(2,568)	(2,696)
Reduction in interest expense due to settlement of dispute	—	1,029	—
Gain (loss) on sale of assets	764	(166)	50
Interest and other income	551	835	248

Loss before income taxes and cumulative effect of change in accounting principle	(54,501)	(57,411)	(34,288)
Income Tax Benefit (Expense)	(20)	276	—

Loss before cumulative effect of change in accounting principle	(54,521)	(57,135)	(34,288)
Cumulative Effect of Change in Accounting Principle	—	(69,015)	—

Net loss	$(54,521)	$(126,150)	$(34,288)

Net Loss Applicable to Common Stockholders:
Net loss	$(54,521)	$(126,150)	$(34,288)
Accrued dividends related to preferred stock	(550)	—	—

Net loss applicable to common stockholders	$(55,071)	$(126,150)	$(34,288)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(2.29)	$(2.08)	$(1.25)
Cumulative effect of change in accounting principle	—	(2.52)	—

Net loss	$(2.29)	$(4.60)	$(1.25)

Number of Shares Used for Computation:
Basic and diluted	24,092,000	27,409,000	27,409,000

     The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2001, 2002 and 2003
(Dollars in Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Settlement	Deferred Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Obligation	Compensation	Deficit	Total
Balances, December 31, 2000	14,233	$14,683	19,102,728	$191	$323,190	$2,303	$(280)	$(95,416)	$244,671
Stock options exercised	—	—	22,775	—	232	—	—	—	232
Amortization of deferred stock compensation	—	—	—	—	—	—	75	—	75
Dividend requirement	—	550	—	—	(550)	—	—	—	—
Conversion of preferred stock to common stock	(14,233)	(15,233)	2,115,749	21	15,212	—	—	—	—
Conversion of Convertible Notes to common stock, net of debt issuance costs of $1,635	—	—	5,940,837	60	59,615	—	—	—	59,675
Distribution to former owner of K*TEC	—	—	—	—	(20,000)	—	—	—	(20,000)
Common stock issued in lawsuit settlement	—	—	227,500	2	2,301	(2,303)	—	—	—
Net loss	—	—	—	—	—	—	—	(54,521)	(54,521)

Balances, December 31, 2001	—	—	27,409,589	274	380,000	—	(205)	(149,937)	230,132
Compensation cost related to stock options granted to employees	—	—	—	—	233	—	(233)	—	—
Amortization (write-off) of deferred stock compensation	—	—	—	—	(56)	—	87	—	31
Fractional shares retired	—	—	(251)	—	(2)	—	—	—	(2)
Net loss	—	—	—	—	—	—	—	(126,150)	(126,150)

Balances, December 31, 2002	—	—	27,409,338	274	380,175	—	(351)	(276,087)	104,011
Compensation cost related to stock options granted to employees	—	—	—	—	599	—	(599)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	196	—	196
Compensation cost related to stock options granted to directors	—	—	—	—	30	—	—	—	30
Net loss	—	—	—	—	—	—	—	(34,288)	(34,288)

Balances, December 31, 2003	—	$—	27,409,338	$274	$380,804	$—	$(754)	$(310,375)	$69,949

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(54,521)	$(126,150)	$(34,288)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	—	69,015	—
Depreciation and amortization	25,064	21,987	22,133
Amortization of debt issuance costs	3,755	995	954
Impairment of property, plant and equipment	1,329	2,791	40
Change in accrued severance, retention and lease exit costs	(2,595)	8,483	(9,767)
Deferred income tax expense	1,979	—	—
Interest on exchangeable and convertible notes	2,217	—	—
Reduction of interest expense due to settlement	—	(1,029)	—
Loss (gain) on sale of assets	(767)	166	(50)
Stock-based compensation and services expense	75	31	226
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables	83,052	5,017	(3,617)
Inventories	95,035	42,942	7,086
Prepaid expenses and other	627	383	(1,334)
Increase (decrease) in:
Accounts payable	(64,805)	1,457	(855)
Accrued compensation and benefits	(1,776)	(1,834)	(197)
Other accrued liabilities	(13,126)	(1,475)	(99)

Net cash provided (used) by operating activities	75,543	22,779	(19,768)

Cash Flows from Investing Activities:
Proceeds from sale of assets, net of cash transferred	1,505	115	23
Cash acquired as part of business acquisition	—	—	301
Payments for acquisition of businesses	—	(5,523)	(205)
Capital expenditures	(18,277)	(2,371)	(2,924)

Net cash used by investing activities	(16,772)	(7,779)	(2,805)

Cash Flows from Financing Activities:
Proceeds from long-term debt	628,506	318,592	333,382
Principal payments on long-term debt	(678,437)	(344,896)	(311,817)
Payments for debt issuance costs	(4,492)	(347)	(628)
Increase (decrease) in outstanding checks in excess of cash balances	(4,571)	(900)	41
Proceeds from exercise of stock options and warrants	232	—	—
Distribution to former owner of K*TEC	(20,000)	—	—

Net cash provided (used) by financing activities	(78,762)	(27,551)	20,978

Net decrease in cash and equivalents	(19,991)	(12,551)	(1,595)
Cash and Equivalents:
Beginning of year	34,163	14,172	1,621

End of year	$14,172	$1,621	$26

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended December 31,
	2001	2002	2003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,924	$2,175	$1,579

Cash received (paid) for income taxes	$(221)	$220	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Payable for acquisition of business	$—	$—	$2,197

Assumption of bank debt for acquisition of business	$—	$—	$1,156

Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$—	$6,860	$—

Issuance of 5,940,837 shares of common stock as a result of conversion of Convertible Notes	$61,310	$—	$—

Issuance of 2,115,749 shares of common stock as a result of conversion of Convertible Preferred Stock	$15,233	$—	$—

Issuance of shares of common stock in connection with lawsuit settlement	$2,303	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

1. Basis of Presentation, Nature of Business and Significant Accounting Policies

Basis of Presentation. Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001. Prior to February 28, 2002, Suntron was a wholly owned subsidiary of EFTC Corporation (“EFTC”). On February 28, 2002, the mergers described in Note 2 were completed whereby Suntron became the parent company of EFTC and EFTC subsequently was merged into a successor Delaware Corporation. The accompanying consolidated financial statements present the accounts and capital structure of the Company and its wholly-owned subsidiaries as if this capital structure had been in place since the date of formation or acquisition, as described in Note 2. All material intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ significantly from those estimates. The Company’s consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the write-down of excess and obsolete inventories, the outcome of lease exit activities, determination of impairment of long-lived assets, and the selection of estimated useful lives of intangible assets and property, plant and equipment.

Fiscal Year. The Company’s fiscal quarters end on the Sunday closest to the end of each calendar quarter, except for the fourth quarter which ends on December 31st.

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

Trade Receivables. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the contractual aging of accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. If there is a deterioration of a customer’s credit worthiness, management’s estimate of the recoverability of amounts due the Company could be adversely affected. Upon exhausting all reasonable alternatives to collect past due

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

receivables, accounts or portions thereof are written off with a corresponding reduction in the allowance for doubtful accounts during the period when management determines that the probability of collection is remote. Trade receivables are also reduced for estimated customer discounts and credits due to shipping and pricing errors, although these amounts were not significant at December 31, 2002 and 2003.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. For the years ended December 31, 2001, 2002 and 2003, the Company recognized depreciation and amortization expense of $21,315, $21,312 and $21,577, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	30 to 40
Manufacturing machinery and equipment	5 to 10
Furniture, computer equipment and software	3 to 7

Under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which was adopted on January 1, 2002, the Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Identifiable Intangible Assets. Amortization of identifiable intangible assets is computed using the straight-line method over the following estimated useful lives:

Years
Intellectual property costs	5 to 10
Customer agreement	3
Covenant not to compete	1.5

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted on January 1, 2002, at least annually management reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets being amortized can be recovered. If the Company determines that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the Company considers the carrying value of such intangible assets as impaired and reduces them by a charge to operations in the amount of the impairment. An impairment charge is measured as any deficiency in the amount of estimated undiscounted future cash flows of the acquired business available to recover the carrying value related to the intangible assets that are being amortized.

Debt Issuance Costs. Debt issuance costs are being amortized over the term of the related debt using the effective interest method.

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

Revenue Recognition. The Company recognizes revenue from the sale of products when the earnings process is considered complete and all of the following criteria are satisfied: (i) pervasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable, (iii) the product has been shipped, (iv) title has transferred to the customer, and (v) collection of the selling price is considered probable. In limited circumstances, although the physical product remains in the Company’s facilities at the request of customers, revenue is recognized in accordance with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

The Company is generally not contractually obligated to accept returns, except for defective products. Based upon historical experience the liability for warranty claims has not been significant. Revenue is recorded net of customer discounts taken or expected to be taken.

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

If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the years ended December 31, 2001, 2002 and 2003, would have been as follows:

	2001		2002		2003
	Net Loss	EPS	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(54,521)	$(2.29)	$(126,150)	$(4.60)	$(34,288)	$(1.25)

Add stock-based employee compensation recorded under the intrinsic value method	75		87		196
Less stock-based employee compensation under the fair value method	(3,487)		(2,574)		(3,274)

Pro forma under fair value method	$(57,933)	$(2.43)	$(128,637)	$(4.69)	$(37,366)	$(1.36)

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Earnings Per Share. Basic earnings per share excludes dilution for potential common shares and is computed by dividing net income or loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. For the computation of basic earnings per share, accrued dividends on preferred stock are deducted to arrive at net income or loss applicable to common stockholders. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the years ended December 31, 2001, 2002 and 2003, as all potential common shares were antidilutive. As of December 31, 2001, 2002 and 2003, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 1,960,000, 2,292,000 and 2,361,000 shares, respectively.

For purposes of the weighted average share calculations, beginning on August 31, 2000, 325,000 shares required to be issued in a lawsuit settlement were treated as issued and outstanding.

New Accounting Standards. In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by this standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 replaces Issue 94-3. The Company has applied Statement 146 in accounting for all exit or disposal activities initiated after December 31, 2002. During 2003, the Company recognized restructuring costs (including severance, retention, lease exit costs, moving and relocation) under Statement 146 of approximately $1,496, primarily due to consolidation of manufacturing operations in Phoenix. During 2003, the Company also recognized lease exit costs of $39 and a lease termination credit of $4,710 related to the reversal of an accrual for exit and disposal activities that were initiated prior to the adoption of Statement 146. The adoption of Statement 146 resulted in a delay until the first quarter of 2004 in the recognition of lease exit costs of approximately $400. Under Issue 94-3, these costs would have been recognized in 2003.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The provisions of EITF Issue No. 00-21 did not have a material effect on the Company’s consolidated financial statements.

On December 17, 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB” 104) Revenue Recognition, which updates previous guidance contained in SAB 101, Revenue Recognition in Financial Statements. SAB 104 provides additional clarification of the SEC Staff’s interpretation of EITF Issue No. 00-21 with respect to “bill and hold” transactions, undelivered elements of a sale that are both inconsequential or perfunctory and not essential to functionality, and the accounting for nonrefundable upfront fees. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

2. Business Combinations

Reorganization of Entities Under Common Control. On May 3, 2001, EFTC; K*TEC Electronics Holding Corporation, formerly known as K*TEC Electronics Corporation (“K*TEC”); K*TEC Operating Company, L.L.C., formerly known as Thayer-Blum Funding II, L.L.C. (“TBF II”); and Suntron Corporation (“Suntron”), a wholly owned subsidiary of EFTC, entered into an Amended and Restated Merger Agreement (the “Merger Agreement”).

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

In connection with the signing of the Merger Agreement, EFTC entered into a stockholder agreement, as amended (the “Stockholder Agreement”), with TBF, TBF II and Suntron that required TBF to convert the Senior Subordinated Convertible Notes and the Series B Preferred Stock discussed in Note 8, into EFTC common stock on or before May 31, 2001. These conversions resulted in the issuance of an aggregate of 8,056,586 additional shares of common stock to TBF.

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

Acquisition of Trilogic Systems, LLC. On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the aerospace and defense, medical and industrial markets. Management believes Trilogic’s comprehensive suite of design and integration capabilities, including hardware engineering, software integration, testing and product life cycle management services provide the Company with an opportunity to provide an expanded array of services to its customers, increase its customer base and expand market share in the Northeast.

The initial purchase consideration was $855, which consisted of the assumption and immediate repayment of $1,156 of Trilogic’s bank debt, offset by cash acquired of $301. The net purchase consideration was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. Based on the sales targets achieved in 2003, the Company recorded a payable of $2,197 as of December 31, 2003.

The allocation of the acquisition cost resulted in goodwill of $2,649. The historical results of operations of Trilogic would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein. The following table presents the allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash and equivalents	$301
Accounts receivable	1,612
Inventories	1,096
Property, plant, and equipment	57
Goodwill	2,649
Bank debt assumed	(1,156)
Accounts payable assumed	(2,022)
Accrued liabilities assumed	(340)

Net assets acquired	$2,197

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

In connection with the adoption of Statement 142 during the first quarter of 2002, the Company concluded that no impairment existed with respect to goodwill with a carrying value of $6,729 on January 1, 2002 related to the Company’s Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, the Company determined that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was impaired for the entire carrying value which resulted in an impairment loss that was computed as follows:

Net carrying value of K*TEC goodwill, December 31, 2001	$75,875
Less effect of settlement of dispute discussed in Note 3	(6,860)

Impairment loss	$69,015

This impairment loss was recorded as the cumulative effect of a change in accounting principle in the accompanying Consolidated Statement of Operations. The following table presents reported net loss and loss per share exclusive of goodwill amortization for the year ended December 31, 2001:

Reported net loss	$(54,521)
Add back goodwill amortization	2,905

Adjusted net loss	$(51,616)

Basic and Diluted Loss Per Share:
Reported net loss per common share	$(2.29)
Add back goodwill amortization	0.12

Adjusted net loss	$(2.17)

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows:

	Reporting Unit
	Northwest	K*TEC	Midwestern	Trilogic	Total
Balance, December 31, 2001	$6,729	$75,875	$—	$—	$82,604
Impact of dispute settlement	—	(6,860)	—	—	(6,860)
Impairment loss	—	(69,015)	—	—	(69,015)
Goodwill acquired during year	—	—	235	—	235

Balance, December 31, 2002	6,729	—	235	—	6,964
Goodwill acquired during year	—	—	—	2,663	2,663

Balance, December 31, 2003	$6,729	$—	$235	$2,663	$9,627

Identifiable Intangible Assets. Identifiable intangible assets consist of the following at December 31, 2002 and 2003:

	December 31, 2002			December 31, 2003
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Intellectual property	$4,662	$3,207	$1,455	$4,662	$3,510	$1,152
Customer agreement	800	547	253	800	800	—
Covenant not to compete	200	200	—	200	200	—
Other	50	50	—	50	50	—

	$5,712	$4,004	$1,708	$5,712	$4,560	$1,152

For the years ended December 31, 2001, 2002 and 2003, the Company recognized amortization expense related to identifiable intangible assets of $844, $675 and $556, respectively. Estimated amortization expense for identifiable intangible assets shown above for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 amounts to approximately $277, $200, $200, $200 and $200, respectively.

4. Inventories

Inventories are summarized as follows:

	December 31,
	2002	2003
Purchased parts and completed sub-assemblies	$47,686	$43,113
Work-in-process	6,967	10,044
Finished goods	12,728	8,234

Total	$67,381	$61,391

For the years ended December 31, 2001, 2002 and 2003, the Company recognized write-downs of excess and obsolete inventories resulting in charges of $14,502, $5,427 and $3,321, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

5. Debt Financing

Long-term debt at December 31, 2002 and 2003 consists of the following:

	2002	2003
Revolving line of credit payable to Citibank, N.A., interest at variable rates (weighted average rate of 5.1% at December 31, 2002 and 5.3% at December 31, 2003), collateralized by substantially all assets, due April 2005	$10,856	$34,011

Revolving Line of Credit. On February 28, 2002, the combination of EFTC and K*TEC was completed, and EFTC and K*TEC became wholly owned subsidiaries of Suntron. The credit facility with Citibank provides for a $75,000 revolving line of credit. During 2002, the interest rate was the prime rate plus 2.00% (6.25% at December 31, 2002) for “Base Rate” borrowings and the LIBOR rate plus 3.25% (weighted average rate of 4.7% at December 31, 2002) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the base rate or LIBOR rate in connection with borrowings under the line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.

Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. As of December 31, 2003, the borrowing base calculation permitted total borrowings of approximately $47,989. After deducting outstanding letters of credit for $2,173 and the outstanding principal balance of $34,011, the Company had net borrowing availability of $11,805.

On April 11, 2003, the Company and Citibank agreed to an amendment that resulted in an increase of 0.5% from the interest rates that were in effect during 2002, the calculation of the borrowing base was revised, and the maturity date was extended until April 2005. At December 31, 2003, the effective rate for “Base Rate” borrowings was 6.50% and the weighted average rate in effect for “LIBOR Rate” borrowings was 4.9%. During the first quarter of 2003, the Company also completed updated inventory and equipment appraisals for purposes of determining the borrowing base.

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Operating Losses and Bank Covenant Violations. During 2003, the Company incurred a net loss of $34,288. The Company also incurred net losses of $54,521 in 2001 and $126,150 (including $69,015 for the cumulative effect of a change in accounting for goodwill) in 2002. The Company continues to evaluate sales forecasts in relation to its operations and, as discussed in Note 10, many restructuring actions were taken to position the Company for improved operating results in the future. Despite numerous and extensive actions that were taken in 2002, the economic downturn has had a severe impact on several industries that the Company’s major customers are engaged in, resulting in a reduction in net sales from $574,401 in 2001 to $370,797 in 2002 to $313,231 in 2003.

As a result of the substantial net losses in the past three years, the Company would have violated 2002 year-end restrictive covenants for EBITDA and tangible net worth as defined in the credit agreement with Citibank. On March 31, 2003, Citibank agreed to a permanent waiver of the 2002 year-end covenant violations, as well as expected violations of the same covenants for the first quarter of 2003. In addition, the credit agreement was amended on April 11, 2003 to provide financial covenants that are less restrictive whereby the Company has complied with the revised covenants since the amendment.

Management believes the Company’s borrowing availability under the amended credit agreement with Citibank will be sufficient to carry out planned activities for 2004. However, in order to maintain the availability of this credit facility, it is critical that the Company achieves its 2004 operating plan to avoid any further covenant violations that could result in the termination of the credit facility. If the credit facility is withdrawn, the Company would be forced to consider alternative sources of financing and there is no assurance that such financing would be available.

6. Income Taxes

Actual income tax expense for the years ended December 31, 2001, 2002 and 2003 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2001	2002	2003
Income tax benefit (expense) at the statutory rate	$18,531	$42,891	$11,658
Benefit (expense) resulting from:
State income taxes	(485)	—	—
Amortization of non-deductible goodwill	(115)	—	—
Change in law related to alternative minimum tax	—	250	—
Decrease (increase) in Federal valuation allowance	(17,829)	(43,114)	(11,547)
Other, net	(122)	249	(111)

Income tax benefit (expense)	$(20)	$276	$—

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

Income tax benefit (expense) for the years ended December 31, 2001, 2002 and 2003, is comprised of the following:

	2001	2002	2003
Current:
Federal	$1,732	$257	$—
State	227	19	—

Total current	1,959	276	—

Deferred:
Federal	(1,730)	—	—
State	(249)	—	—

Total deferred	(1,979)	—	—

Income tax benefit (expense)	$(20)	$276	$—

At December 31, 2001, 2002 and 2003, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2001	2002	2003
Deferred tax assets:
Federal net operating loss carryforwards	$37,865	$50,562	$72,576
State net operating loss carryforwards	6,995	8,701	10,749
Inventories	14,948	10,779	9,818
Intangible assets	4,184	33,859	31,818
Allowance for doubtful accounts receivable	1,642	978	1,130
Accrued compensation, benefits, severance and lease exit costs	1,519	6,123	1,913
Property, plant and equipment	350	1,733	1,946
Other	3,018	2,201	386

Total deferred tax assets	70,521	114,936	130,336
Less valuation allowance	(66,824)	(113,764)	(130,336)

Net deferred tax assets	$3,697	$1,172	$—

Deferred tax liabilities:
Accelerated depreciation and other basis differences for property, plant and equipment	$(2,249)	$(1,172)	$—
Amortization of intangible assets	(1,448)	—	—

Total deferred tax liabilities	$(3,697)	$(1,172)	$—

At December 31, 2003, the Company has a net operating loss carryforward (“NOL”) for Federal income tax purposes of approximately $213,000. If not previously utilized, this NOL will expire in 2019 through 2023. At December 31, 2003, approximately $43,000 of this NOL is subject to limitation, whereby approximately $3,600 becomes available each year through 2015, as a result of changes in ownership that occurred in 2000. The remaining $170,000 NOL can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

7. Stock-based Compensation

Stock Options. In June 2002, shareholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. EFTC previously had three stock option plans and K*TEC had one plan (the “Predecessor Plans”), all of which were terminated upon adoption and approval of the Plan. All outstanding options under the Predecessor Plans were replaced with new options under the Plan with no change to the terms or vesting provisions, except the number of shares and exercise prices were adjusted based upon the exchange ratios in the business combination as discussed in Note 2. At December 31, 2003, approximately 2,639,000 shares were available for grant under the Plan.

The following summarizes activity related to all stock options granted under the Plan and the Predecessor Plans for the years ended December 31, 2000, 2001 and 2002:

		Weighted Average
	Shares	Exercise Price
Outstanding, December 31, 2000	1,088,936	$15.12
Granted	863,678	14.29
Exercised	(22,775)	10.36
Canceled	(122,955)	16.97

Outstanding, December 31, 2001	1,806,884	14.67
Granted	808,750	8.49
Canceled	(477,126)	15.93

Outstanding, December 31, 2002	2,138,508	12.04
Granted	437,021	3.15
Canceled	(214,424)	13.25

Outstanding, December 31, 2003	2,361,105	10.28

The following table summarizes information about stock options outstanding at December 31, 2003:

Stock Options Outstanding
Exercise Prices			Remaining		Stock Options Exercisable
Range		Weighted	Contractual Life	Number of	Weighted Average	Number of
Low	High	Average	(Years)	Shares	Exercise Price	Shares
$0.01	$0.01	$0.01	10.0	138,600	$—	—
2.83	3.74	3.71	8.9	245,828	3.67	64,812
4.30	4.40	4.40	9.9	272,588	—	—
7.36	11.00	10.52	7.5	1,092,250	10.52	484,092
11.40	16.00	14.89	6.9	490,610	14.70	261,702
17.24	57.24	27.82	4.8	121,229	27.82	121,229

0.01	57.24	10.28	7.8	2,361,105	13.47	931,835

The Company uses the intrinsic value method to account for stock-based compensation. During 2002, the Company granted 250,000 options with an intrinsic value of $233 on the measurement date. During 2003,

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

the Company granted 138,600 options with an intrinsic value of $599 on the measurement date. These amounts are reflected as deferred compensation cost in the accompanying consolidated statements of stockholders’ equity and compensation expense is being charged to operations over the vesting period for the related stock options.

In June 2002, option holders were given the opportunity to exchange certain options for an aggregate of 476,285 shares. All option holders accepted the offer, which resulted in the exchange of options that would have cliff vested in 2007 for new options that will vest 20% annually over five years. There was no change to the terms of these options. This modification resulted in a new measurement date but a compensation charge was not required since the exercise price of these options was in excess of the fair market value of the Company’s common stock. Under the intrinsic value method used to account for options granted to employees, the Company recognized total compensation cost of $75, $31 and $196 for the years ended December 31, 2001, 2002 and 2003, respectively. Additionally, during 2003 certain directors of the Company elected to accept stock options in lieu of cash for quarterly director fees. The fair value of these options was determined using the Black Scholes model that resulted in the issuance of options for an aggregate of 12,116 shares and the Company recognized a compensation charge of $30.

The weighted average fair value of options granted for the years ended December 31, 2001, 2002 and 2003 was $10.44, $5.06 and $3.83, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2001	2002	2003
Dividend yield	—	—	—
Expected volatility	94.7%	110.5%	122.5%
Risk-free interest rate	4.8%	4.1%	2.9%
Expected lives (years)	5.3	5.1	4.3

8. Recapitalization

On March 30, 2000, EFTC completed the first stage of a recapitalization transaction with Thayer-Blum Funding, L.L.C. (“Thayer-Blum Funding”), an entity formed by affiliates of Thayer Capital Partners (“Thayer”) and Blum Capital Partners (“Blum”). The first stage of the recapitalization involved the issuance of a total of $54,000 in Senior Subordinated Exchangeable Notes (the “March Exchangeable Notes”), which was closed on March 30, 2000. On July 14, 2000, EFTC issued an additional $14,000 of Senior Subordinated Exchangeable Notes (the “July Exchangeable Notes”) to Thayer-Blum Funding in the second stage of the transaction. Upon receipt of EFTC stockholders’ approval on August 23, 2000, the March and July Exchangeable Notes were exchanged for the Senior Subordinated Convertible Notes (the “Convertible Notes”) and Series B Convertible Preferred Stock (the “Series B Preferred Stock”), respectively. The recapitalization also involved a tender offer by Thayer-Blum Funding that was completed on August 23, 2000 for 1,406,250 shares of the Company’s outstanding common stock at a price of $16.00 per share.

The Convertible Notes provided for interest at 8.875%, payable in kind, and were convertible into the Company’s common stock at $10.32 per share, subject to adjustment. The Series B Preferred Stock accrued dividends, compounded quarterly, at 8.875% per annum on the liquidation preference, which was $1,000 per share plus accrued and unpaid dividends. Each share of Series B Preferred Stock was convertible into common stock at a conversion price of $7.20 per share, subject to adjustment. As described in Note 2, in

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

May 2001 the outstanding principal and accrued interest related to the Convertible Notes was converted into 5,940,837 shares of common stock, and the Series B Convertible Preferred Stock was converted into 2,115,749 shares of common stock, for total conversions into 8,056,586 shares of common stock.

9. Related Party Transactions

Leasing Activities. During 1998, the Company entered into two operating leases with a director of the Company whereby manufacturing facilities in Newberg, Oregon and Tucson, Arizona were leased through December 2003. The Tucson lease provided for monthly payments of $32 and the Newberg lease provided for monthly payments of $58. Honeywell International, Inc. subleased the Tucson facility under a month-to-month agreement that required monthly payments of $32 through expiration of the Tucson lease in December 2003. In July 2003, the Company renewed the Newberg lease through December 2008 at an average monthly payment of $47.

Inventory purchases. For the years ended December 31, 2001, 2002 and 2003, the Company purchased inventories from an affiliate of the Company’s majority shareholder for $241, $59 and $481, respectively.

Consulting and Employment Agreements. The Company has entered into employment agreements with two executive officers that provides for aggregate monthly payments of $50. These employment agreements expired in December 2003. Certain provisions of these agreements remain in effect whereby the Company could be required to pay severance benefits up to one-year’s salary which would amount to aggregate payments of $520. During 2002, a director of the Company provided consulting services for $15.

Management Fees. During 2001, 2002 and 2003, the Company incurred management fees of $1,250, $835 and $750, respectively, for services provided by affiliates of the Company’s majority stockholder. The services provided under this arrangement consist primarily of management and consulting services related to corporate development activities.

Acquisition and Financing Fees. During 2001, the Company incurred acquisition and financing fees of $2,500 for services provided by affiliates of the Company’s majority stockholder.

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

The results of operations related to these activities for the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

	2001	2002	2003
Cost of goods sold:
Impairment of manufacturing assets	$1,329	$2,770	$40
Severance and retention costs	1,366	565	803
Lease exit costs	116	10,093	462
Moving and relocation costs	—	131	150
Accelerated depreciation of leasehold improvements	—	—	1,257
Reversal of previously accrued lease exit cost upon termination of lease	—	—	(4,710)

	2,811	13,559	(1,998)
Selling, general and administrative:
Severance, retention and relocation costs	228	169	124
Impairment of long-lived assets	—	21	—
Reorganization transaction costs	2,375	312	—

Total Expense (Benefit)	$5,414	$14,061	$(1,874)

Gain on sale of Services business	$574	$—	$—

Presented below is a description of the reorganization costs, significant asset sales, impairments, facility closures, restructuring and relocation activities:

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

Sale of Services Division. In September 1999, the Company sold substantially all of the assets of its Services Division subject to an Earn-out Contingency (the “EC”). Under the EC, if the earnings related to the division sold for the year ended August 31, 2000 exceeded $4,455 (“Target Earnings”), the Company was entitled to an additional payment equal to three times the difference between the actual earnings and Target Earnings. In the fourth quarter of 2000, the Company notified the purchaser that the Company disputed the calculation of the EC. In April 2001, the Company entered into a settlement agreement with respect to the EC and received a final payment of $574, which is included in the gain on sale of assets in 2001.

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

These consolidations resulted in a plan to sell the Company’s building in Ottawa and certain machinery, equipment, furniture and fixtures that were previously used at both facilities. In connection with the plan of disposal, the Company determined that the carrying values of some of the underlying assets exceeded their fair values. Consequently, the Company recorded an impairment charge of $2,791 (including $2,770 charged to cost of goods sold), which represents the excess of the carrying values of the assets over their fair values, less cost to sell. This impairment charge consisted of $1,294 related to the Ottawa plant that is held for sale at December 31, 2003, and $1,397 for equipment that is no longer being used, and $100 related to equipment that is continuing to be used in operations. The fair value of impaired assets that is held for sale was determined by consultation with brokers and comparison to similar assets that have been sold or are currently being offered for sale.

During 2002, the Company incurred charges of $674 for severance costs ($109 included in selling, general and administrative expenses and $565 included in cost of goods sold) related to approximately 420 employees, of which $613 was paid in 2002 and $61 was paid in 2003. These severance costs related to the Fremont and Ottawa closures and other reductions in force that occurred in 2002.

Reversal of Accrual upon Lease Termination. As of October 31, 2003, accrued lease exit costs included $7,844 related to the Fremont lease discussed above. In November 2003, the Company entered into an agreement with the landlord of the Fremont facility whereby the Company paid $2,740 as consideration for the early termination of the lease. The Company incurred additional costs of $394 related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4,710 due to the reversal of accrued lease exit costs. This credit is reflected as a reduction of cost of goods sold in the accompanying consolidated statement of operations for the year ended December 31, 2003.

2003 Plant Consolidations. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of the existing leased space in Phoenix. In connection with the initial phase of the Phoenix consolidation, effective June 1, 2003, the estimated useful life of leasehold improvements with a carrying value of $1,309 was shortened from approximately four years to periods ranging from two months to seven months to coincide with the expected period that the assets will continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $1,257 ($0.05 per share) for the year ended December 31, 2003.

The Company recognized lease exit costs of approximately $462 in 2003, primarily due to the initial phase of the consolidation of manufacturing operations in Phoenix. Management expects that further lease exit charges related to the Phoenix consolidation of approximately $400 will be incurred when the Company ceases use of additional leased space, which is expected to occur in the first quarter of 2004.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

During 2003, the Company incurred charges of $917 for severance costs ($124 included in selling, general and administrative expenses and $793 included in cost of goods sold) related to approximately 360 employees, of which $862 was paid in 2003. These severance costs related to the Phoenix consolidation and other reductions in force that occurred in 2003.

Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations related to the closures discussed above:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2001	$1,900	$22
Accrued expense for restructuring activities	9,686	674
Cash receipts under subleases	457	—
Cash payments	(2,189)	(635)
Expense due to change in previous estimates	467	—

Balance, December 31, 2002	10,321	61
Accrued expense for restructuring activities	423	1,079
Cash receipts under subleases	409	—
Cash payments	(5,876)	(1,085)
Reversal of accrued lease exit costs	(4,710)	—
Reclassification of non-level rent liability	489	—
Expense due to change in previous estimates	(39)	—

Balance, December 31, 2003	$1,017	$55

Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of December 31, 2003, $900 of this obligation is included in current liabilities and $117 is included in long-term liabilities.

11. Business and Credit Concentrations

The Company operates in the electronic manufacturing services segment of the electronics industry. Substantially all of the Company’s customers are located in the United States. For the years ended December 31, 2001, 2002 and 2003, the Company’s net sales were derived from companies engaged in the following industries:

		Semiconductor	Networking &
Year	Aerospace	Capital Equipment	Telecommunications
2001	51%	17%	21%
2002	42%	25%	18%
2003	33%	24%	15%

Sales to significant customers as a percentage of net sales for the years ended December 31, 2001, 2002 and 2003, were as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

	Honeywell	Applied	Emulex
Year	International, Inc.	Materials, Inc.	Corporation
2001	50%	15%	11%
2002	42%	22%	9%
2003	29%	18%	4%

The Company has a policy to regularly monitor the credit worthiness of its customers and provide for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages that have impacted the Company’s profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.

At December 31, 2002 and 2003, approximately 20% and 13%, respectively, of the Company’s net trade receivables were due from Honeywell International, Inc. At December 31, 2003, Applied Materials, Inc. comprised approximately 10% of net trade receivables. The Company does not require collateral to support trade receivables.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2002 and 2003, the Company had approximately $2,174 and $477, respectively, in excess of federally insured limits. The difference between these amounts and the amount of cash and equivalents shown in the accompanying balance sheets is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

The Company operates a manufacturing facility in Mexico. At December 31, 2003, the Company had approximately $3,000 of inventories and $1,000 of manufacturing equipment in Mexico. Over the past year, the Company has increased its focus on foreign operations and management expects that assets deployed in foreign jurisdictions will continue to increase in the future. Operations in foreign countries are generally subject to greater uncertainties than those in the United States, including the potential for unstable political and economic conditions, and changes in governmental regulations and taxation policies.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

12. Commitments and Contingencies

Operating Leases. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2007. Lease expense under all operating leases (excluding charges for lease exit costs discussed in Note 10) amounted to $11,927, $9,602 and $6,727 for the years ended December 31, 2001, 2002 and 2003, respectively. At December 31, 2003, future minimum lease payments for operating leases are as follows:

Year Ending December 31:
2004	$4,676
2005	3,634
2006	3,097
2007	2,105
2008	1,051
After 2008	1,224

$15,787

The amounts shown in the table above include $1,295 of future lease payments that were included in the determination of lease exit liabilities that are recorded in the accompanying 2003 balance sheet. This amount consists of future lease payments of $540, $301, $287 and $167 for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees. During 2001 and 2002, the Company matched 50% of an employee’s contributions, up to a maximum matching contribution of 3% of the employee’s compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2001 and 2002, total contributions by the Company to the Plan were approximately $1,712 and $1,416, respectively. Effective January 1, 2003, the Company suspended the 50% matching contributions.

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Amounts)

13. Quarterly Financial Information (Unaudited)

Presented below is selected unaudited quarterly financial information:

	Year Ended December 31, 2002				Year Ended December 31, 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$92,608	$100,387	$99,535	$78,267	$80,164	$74,845	$79,638	$78,584
Cost of goods sold	95,182	100,099	117,095	86,391	84,451	78,840	80,780	77,528

Gross profit (loss)	(2,574)	288	(17,560)	(8,124)	(4,287)	(3,995)	(1,142)	1,056
Selling, general and administrative	(7,230)	(7,294)	(6,864)	(6,036)	(5,627)	(5,715)	(5,039)	(6,391)
Reorganization costs	(265)	(32)	(15)	—	—	—	—	—
Related party expenses	(271)	(188)	(188)	(188)	(188)	(187)	(188)	(187)

Operating loss	(10,340)	(7,226)	(24,627)	(14,348)	(10,102)	(9,897)	(6,369)	(5,522)
Interest expense	(1,234)	(477)	(411)	(446)	(480)	(700)	(761)	(755)
Reduction of interest expense due to settlement of dispute	1,029	—	—	—	—	—	—	—
Gain (loss) on sale of assets	(149)	(8)	(5)	(4)	29	7	6	8
Other, net	38	124	525	148	23	63	4	158

Loss before income taxes and cumulative effect adjustment	(10,656)	(7,587)	(24,518)	(14,650)	(10,530)	(10,527)	(7,120)	(6,111)
Income tax benefit	236	—	40	—	—	—	—	—

Loss before cumulative effect of change in accounting principle	(10,420)	(7,587)	(24,478)	(14,650)	(10,530)	(10,527)	(7,120)	(6,111)
Cumulative effect of change in accounting principle	(69,015)	—	—	—	—	—	—	—

Net loss	$(79,435)	$(7,587)	$(24,478)	$(14,650)	$(10,530)	$(10,527)	$(7,120)	$(6,111)

Basic and diluted loss per share applicable to common stockholders-
Before cumulative effect of change in accounting principle	$(0.38)	$(0.28)	$(0.89)	$(0.53)	$(0.38)	$(0.38)	$(0.26)	$(0.22)
Cumulative effect of change in accounting principle	(2.52)	—	—	—	—	—	—	—

Net loss	$(2.90)	$(0.28)	$(0.89)	$(0.53)	$(0.38)	$(0.38)	$(0.26)	$(0.22)

SUNTRON CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable—Allowance for Doubtful Accounts
(Dollars in Thousands)

		Additions
	Balance at	Charged	Charged			Balance at
	Beginning	To Costs &	To Other			End Of
Year Ended December 31,	Of Year	Expenses	Accounts	Deductions		Year
2001	$4,588	$2,387	$—	$1,339	(2)	$5,636
2002	5,636	117	1,308 (1)	5,321	(3)	1,740
2003	1,740	2,694	31 (1)	1,567	(4)	2,898

(1)	Allowance for doubtful accounts established in purchase accounting for Midwestern Electronics in 2002 and Trilogic Systems in 2003.
(2)	Deductions consist of write-offs of $675 and recoveries of $664.
(3)	Deductions consist of write-offs of $3,213 and recoveries of $2,108.
(4)	Deductions consist of write-offs of $345 and recoveries of $1,222.

Exhibit Index

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (2)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Module Supplier Agreement dated as of February 2, 2000 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.4	Comprehensive Supplier Agreement #305038 dated as of August 3, 1997 by and between Applied Materials, Inc. and K*TEC Electronics Corporation. (1)

10.5	Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.6	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.7	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.8	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.9	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Braswell, Jr. (3)

10.10	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (3)

10.11	Amended and Restated Credit Agreement dated April 11, 2003 between Suntron Corporation and Citicorp USA. (4)

21	List of Subsidiaries of the registrant.

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Incorporated by reference to our Annual Report on Form 10-K filed on April 15, 2003.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 13, 2003