Form 10-Q
period 2004-03-28
SUNTRON CORP
filed 2004-05-12
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 28, 2004, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	86-1038668 I.R.S. Employer Identification No.)

2401 West Grandview Road, Phoenix, Arizona (Address of Principal Executive Offices)	85023 (Zip Code)

(602) 789-6600
(Registrant’s telephone number, including area code)

2501 West Grandview Road, Phoenix, Arizona 85023
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

     As of April 30, 2004, there were outstanding 27,410,588 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION

FORM 10-Q

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and March 28, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
ASSETS
Current Assets:
Cash and equivalents	$26	$20
Trade receivables, net of allowance for doubtful accounts of $2,898 and $2,771, respectively	34,390	50,654
Inventories	61,391	76,235
Prepaid expenses and other	3,366	1,688

Total Current Assets	99,173	128,597

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Leasehold improvements	6,742	6,853
Buildings and improvements	19,120	19,096
Manufacturing machinery and equipment	53,852	53,982
Furniture, computer equipment and software	33,536	33,583

Total	118,048	118,312
Less accumulated depreciation and amortization	(74,554)	(78,068)

Net Property, Plant and Equipment	43,494	40,244

Intangible and Other Assets:
Goodwill	9,627	9,638
Identifiable intangible assets, net of accumulated amortization of $4,560 and $4,636, respectively	1,152	1,076
Debt issuance costs, net	913	779
Deposits and other	287	251

Total Intangible and Other Assets	11,979	11,744

	$154,646	$180,585

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2003 and March 28, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,858	$50,781
Outstanding checks in excess of cash balances	41	3,669
Accrued compensation and benefits	7,075	5,600
Payable for acquisition of business	2,197	89
Accrued property taxes	1,285	517
Current portion of accrued exit costs related to facility closures	900	588
Accrued interest expense	250	328
Payable to affiliates	207	208
Other accrued liabilities	4,982	5,296

Total Current Liabilities	49,795	67,076
Long-term Liabilities:
Long-term debt	34,011	46,740
Accrued exit costs related to facility closures	117	279
Other	774	731

Total Liabilities	84,697	114,826

Commitments and Contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued
Common stock, $.01 par value. Authorized 75,000 shares; issued and outstanding 27,409 shares and 27,411 shares, respectively	274	274
Additional paid-in capital	380,804	380,731
Deferred stock compensation	(754)	(592)
Accumulated deficit	(310,375)	(314,654)

Total Stockholders’ Equity	69,949	65,759

	$154,646	$180,585

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters Ended March 30, 2003 And March 28, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
Net Sales	$80,164	$100,671
Cost of Goods Sold	84,451	97,698

Gross profit (loss)	(4,287)	2,973
Operating Costs and Expenses:
Selling, general and administrative expenses	5,609	5,609
Severance, retention, closure, and relocation costs	18	632
Related party expenses — management fees	188	188

Total operating costs and expenses	5,815	6,429

Operating loss	(10,102)	(3,456)
Other Income (Expense):
Interest expense	(480)	(849)
Gain (loss) on sale of assets	29	(9)
Interest and other income	23	35

Net loss	$(10,530)	$(4,279)

Loss Per Share Applicable to Common Stockholders (Basic and Diluted)	$(0.38)	$(0.16)

Weighted Average Number of Common Shares Outstanding (Basic and Diluted)	27,409	27,410

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended March 30, 2003 And March 28, 2004
(In Thousands)

	2003	2004
Cash Flows from Operating Activities:
Net loss	$(10,530)	$(4,279)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,232	3,808
Amortization of debt issuance costs	197	238
Change in accrued severance, retention and lease exit costs	(1,127)	41
Loss (gain) on sale of assets	(29)	9
Stock-based compensation expense	56	85
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(7,291)	(16,159)
Inventories	5,067	(14,595)
Prepaid expenses and other	503	1,714
Increase (decrease) in:
Accounts payable	2,332	17,890
Accrued compensation and benefits	(1,603)	(1,666)
Other accrued liabilities	(1,800)	(413)

Net cash used by operating activities	(8,993)	(13,327)

Cash Flows from Investing Activities:
Proceeds from sale of assets	7	12
Payments for acquisition of businesses	—	(2,456)
Capital expenditures	(896)	(404)

Net cash used by investing activities	(889)	(2,848)

Cash Flows from Financing Activities:
Proceeds from long-term debt	81,899	94,148
Principal payments on long-term debt	(73,973)	(81,424)
Payments for debt issuance costs	(185)	(183)
Increase in outstanding checks in excess of cash balances	598	3,628

Net cash provided by financing activities	8,339	16,169

Net decrease in cash and equivalents	(1,543)	(6)
Cash and Equivalents:
Beginning of period	1,621	26

End of period	$78	$20

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$269	$534

Cash paid for income taxes	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 28, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Loss Per Share

     Basic loss per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended March 30, 2003 and March 28, 2004, as all potential common shares were antidilutive. As of March 30, 2003, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,269,000 shares at exercise prices ranging from $3.74 to $57.24 per share. As of March 28, 2004, common stock options that were excluded from the calculation of earnings per share amounted to an aggregate of 2,107,000 shares at exercise prices ranging from $0.01 to $57.24 per share.

3. Stock-Based Compensation

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and earnings (loss) per share (“EPS”) for the quarters ended March 30, 2003 and March 28, 2004, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	March 30, 2003		March 28, 2004
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(10,530)	$(0.38)	$(4,279)	$(0.16)

Add stock-based employee compensation recorded under the intrinsic value method	56		85
Less stock-based employee compensation recorded under the fair value method	(953)		(409)

Pro forma under fair value method	$(11,427)	$(0.42)	$(4,603)	$(0.17)

4. Inventories

     Inventories at December 31, 2003 and March 28, 2004 are summarized as follows:

	2003	2004
Purchased parts and completed sub-assemblies	$43,113	$54,589
Work-in-process	10,044	12,453
Finished goods	8,234	9,193

	$61,391	$76,235

     For the quarters ended March 30, 2003 and March 28, 2004, the Company recognized write-downs of excess and obsolete inventories of $673 and $353, respectively.

5. Business Combination

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

     The initial purchase consideration was $855, which was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. Based on the sales targets achieved in 2003, the Company recorded a payable of $2,197 and a corresponding increase to goodwill as of December 31, 2003, and $2,111 of this amount was paid in the first quarter of 2004. The 2004 sales target was not achieved in the first quarter of 2004 and, accordingly, no additional amounts have been accrued in 2004. After recording the additional consideration related to the 2003 sales target, the allocation of the acquisition cost resulted in goodwill of $2,649.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

     In February 2004, the Company completed an acquisition for approximately $345. The purchase price was allocated to trade receivables for $105, inventories for $249, equipment for $3, goodwill for $11, and payables for $23. The agreement provides for the payment of additional consideration in the amount of 1% of net sales related to the customers of the acquired business during the one-year period following the acquisition. The historical results of operations for these acquisitions would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

6. Debt Financing

     At December 31, 2003 and March 28, 2004, long-term debt consisted of a credit facility with Citibank that provides for a $75,000 revolving line of credit. As of December 31, 2003 and March 28, 2004, the interest rate was the prime rate plus 2.50% (6.50% effective rate) for “Base Rate” borrowings and the LIBOR rate plus 3.75% (weighted average rate of 4.90%) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders.

     In connection with an amendment to the credit agreement in April 2003, the maturity date was extended until April 2005. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50,000, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50,000. In March 2004, the credit agreement was amended to provide less stringent covenants for EBITDA during the third and fourth quarters of 2004 and to revise the advance rates to reflect the results of recently completed inventory, real estate and equipment appraisals for purposes of determining the borrowing base. As of March 28, 2004, the borrowing base calculation permitted total borrowings of $75,000. After deducting the outstanding principal balance, an outstanding letter of credit, and a temporary availability reserve, the Company had borrowing availability of $20,679 as of March 28, 2004 under the amended credit agreement.

     The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to tangible net worth; earnings before interest, taxes, depreciation and amortization (“EBITDA”); and limitations on the amount of capital expenditures. As of March 28, 2004, the Company is in compliance with the covenants under the credit facility with Citibank.

     Under the Company’s credit agreement and banking arrangements, the Company is not required to fund amounts for outstanding checks until the checks are presented to the bank for payment. Accordingly, the Company is not required to maintain cash balances in anticipation of funding requirements for outstanding checks, which results in a current liability for outstanding checks in excess of cash balances. Changes in the amount of outstanding checks in excess of cash balances are reflected as a financing activity in the accompanying statements of cash flows.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

7. Restructuring Activities

     The Company periodically takes actions to increase capacity utilization through the closure of facilities and reductions in workforce with the objective of eliminating fixed and variable costs associated with excess capacity. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of the Company’s existing leased space in Phoenix. During the first quarter of 2004, the Company completed the move of its corporate headquarters and a charge of approximately $400 was recognized when the former headquarters building was no longer in use. The Company incurred severance costs shown in the table below related to the termination of 167 and 7 employees during the first quarters of 2003 and 2004, respectively. The Company expects that accrued lease exits costs will be paid over the remaining lease terms (all of which expire by September 2007), net of existing and expected sublease rentals. As a result of the actions described above, the Company recorded restructuring related charges for the quarters ended March 30, 2003 and March 28, 2004, as follows:

	2003	2004
Cost of goods sold:
Lease exit costs	$—	$20
Relocation, moving and other costs	96	54
Severance and retention costs	221	13

Total	317	87

Selling, general and administrative expenses:
Lease exit costs	—	388
Severance and retention costs	15	244
Relocation, moving and other costs	3	—

Total	18	632

Total restructuring related costs	$335	$719

     The following summarizes changes in restructuring related liabilities for the quarter ended March 28, 2004:

	Accrued	Accrued
	Lease	Severance
	Exit Costs	& Other
Balance, December 31, 2003	$1,017	$55
Accrual for new activities	431	257
Revisions of previous estimates	(23)	—
Cash receipts under subleases	88	—
Cash payments	(690)	(66)
Non-level rent expensed in prior periods and other	44	—

Balance, March 28, 2004	867	246
Less current portion	(588)	(246)

Long-term portion	$279	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2003.

Statement Regarding Forward-Looking Statements

     This report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue, profitability, and synergies of the recent business combinations; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results.”

Executive Summary

     During the first quarter of 2004, we reduced our operating loss to $3.5 million compared to $10.1 million in the first quarter of 2003. Over the past three fiscal years, we experienced a severe contraction in our business where quarterly sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges over the past three fiscal years. These plant closures combined with other restructuring and cost containment initiatives resulted in a much lower cost structure in the first quarter of 2004. For the first quarter of 2004, we experienced a 28% increase in our net sales compared to the fourth quarter of 2003, which is the first significant quarterly increase in the past three years. In the first quarter of 2004, we also experienced a $2.1 million improvement in our operating loss compared to the fourth quarter of 2003, which is the sixth consecutive quarter in which we have demonstrated improvement at this level.

     Despite our improved operating results in the first quarter of 2004, we used $13.3 million of operating cash flow, primarily to fund working capital requirements associated with higher sales volumes realized in the first quarter. Our negative operating cash flows were funded by additional borrowings under our line of credit with Citibank. Even though our debt balance increased to $46.7 million by the end of the first quarter of 2004, our unused borrowing availability also improved to $20.7 million, compared to $11.8 million at the beginning of the first quarter. The improvement in borrowing availability is important as we enter the second quarter of 2004 since we expect further increases in working capital that will need to be funded by borrowings in the second quarter. The improvement in borrowing availability during the first quarter of 2004 was partially due to higher inventory advance rates agreed to by Citibank in the first quarter of 2004.

     In an effort to reduce our under-utilized manufacturing capacity in 2003, we began accepting orders from smaller, less credit-worthy customers. While losses due to credit risk have not been a significant percentage of our net sales, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers.

     We believe market conditions are continuing to improve in the electronics industry, especially in the semiconductor capital equipment sector. We believe it is critical to continue to realize improved financial results during this recovery since our current level of unused borrowing availability may not be adequate to fund additional operating losses along with increased working capital requirements associated with a substantial increase in net sales. Some of the tactical issues we are addressing include delaying inventory purchases to improve our cash cycle time and to minimize incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and to ensure that we fully realize the benefits of improved capacity utilization before adding incremental costs.

     We believe we have adequate capital resources to fund our planned operating activities over the next year. However, we do not have adequate capital resources to fund the purchase of any additional material business units and we would like to ensure that we have adequate capital resources to make strategic acquisitions that enhance our long-term business prospects. Accordingly, we have commenced discussions with Citibank and other lenders to replace our current credit facility, which expires in April 2005. Our objective is to secure additional borrowing capacity and flexibility to make strategic acquisitions.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview

Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the first quarter of 2003 compared to the first quarter of 2004.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first quarter of 2004 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our credit facility with Citibank, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring-related obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We generally recognize revenue from manufacturing services and product sales upon shipment and transfer of title to the manufactured product, whereby our customers assume the risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, we generally expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer before revenue is recognized. In limited circumstances, the Company’s customers agree to purchase products but they request that we store the physical product in our facilities. In these circumstances, revenue is only recognized when the terms of the arrangement comply with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

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

     Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, as well as to provide for adjustments related to pricing and quantity differences. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. When our customers experience difficulty in paying us, we estimate how much of our receivable will not be collected. These judgments are often difficult because the customer may not divulge complete and accurate information. Even if we are fully aware of the customer’s financial condition it can be difficult to estimate the expected recovery and there is often a wide range of outcomes. Over the past year, we have diversified our concentration of business with our major customers and have added smaller customers that generally have higher credit risk. Accordingly, we may experience higher bad debt losses in the future.

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

     Accrual of Lease Exit Costs. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently weak in the areas in which we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Overview of Statement of Operations

     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering and other services are generally recognized as the services are performed. Our sales are recorded net of customer discounts taken or expected to be taken.

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

     Severance, retention, closure, and relocation costs primarily relate to costs associated with the closure of administrative facilities and reductions in our administrative workforce. Severance, retention, closure, and relocation costs that relate to manufacturing activities are included in cost of goods sold.

     Related party fees consist of management fees and advisory fees paid to affiliates of our majority stockholder.

     Interest expense relates to our senior credit facilities and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended March 30, 2003 and March 28, 2004:

	2003	2004
Net sales	100.0%	100.0%
Cost of goods sold	105.4%	97.0%

Gross profit (loss)	(5.4)%	3.0%
Operating costs and expenses:
Selling, general, and administrative	7.0%	5.6%
Severance, retention, closure, and relocation	—%	0.6%
Related party management fees	0.2%	0.2%

Operating loss	(12.6)%	(3.4)%

     Quarter Ended March 30, 2003 Compared to Quarter Ended March 28, 2004

     Net Sales. Net sales increased $20.5 million, or 25.6%, from $80.2 million for the first quarter of 2003 to $100.7 million for the first quarter of 2004. The increase in 2004 net sales was primarily attributable to an increase of $21.1 million in our net sales to customers engaged in the semiconductor capital equipment sector and $4.1 million of net sales related to the May 2003 acquisition of Trilogic Systems, partially offset by a decrease of $5.4 million of net sales related to customers in the aerospace and defense sector. During the first quarter of 2004, net sales to new customers amounted to approximately $5.7 million.

     For the first quarter of 2003, Honeywell and Applied Materials accounted for 35% and 16%, respectively, of our net sales. For the first quarter of 2004, Honeywell and Applied Materials accounted for 22% and 26%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $7.3 million from a loss of $4.3 million in the first quarter of 2003 to a profit of $3.0 million in the first quarter of 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 5.4% of net sales in the first quarter of 2003 to a profit of 3.0% of net sales in the first quarter of 2004. The improvement in gross profit in the first quarter of 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     Through the first quarter of 2004 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first quarter of 2004 declined by approximately $1.4 million compared to the first quarter of 2003, and this reduction also contributed favorably to the improvement in our gross profit.

     Inventory write-downs decreased $0.3 million from $0.7 million, or 0.8% of net sales, in the first quarter of 2003 to $0.4 million, or 0.4% of net sales, in the first quarter of 2004. This reduction in inventory write-downs resulted primarily from our substantial efforts to continue to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were unchanged in the first quarter of 2003 compared to the first quarter of 2004. Despite the significant increase in net sales in the first quarter of 2004, we were able to accommodate this growth without adding administrative overhead. However, if net sales continue to increase for the remainder of 2004 we believe it will be necessary to incur increased SG & A costs compared to the first quarter of 2004.

     Severance, Retention, Closure, and Relocation Costs. Severance, Retention, Closure, and Relocation Costs amounted to $0.6 million in the first quarter of 2004, primarily due to a lease exit charge of $0.4 million related to the consolidation of our Phoenix operations into a single building. We also incurred severance costs of approximately $0.2 million in the first quarter of 2004.

     Interest Expense. Interest expense increased $0.3 million, or 76.9%, from $0.5 million in the first quarter of 2003 to $0.8 million in the first quarter of 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $14.4 million during the first quarter of 2003 to $40.1 million for the first quarter of 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 7.6% in the first quarter of 2003 to 6.1% in the first quarter of 2004.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in the first quarter of 2004 was $13.3 million, compared with net cash used by operating activities of $9.0 million in the first quarter of 2003. The difference between our net loss of $4.3 million in the first quarter of 2004 and $13.3 million of negative operating cash flow was primarily attributable to an increase in trade receivables of $16.2 million and an increase in inventories of $14.6 million, partially offset by an increase in accounts payable of $17.9 million and $3.8 million of depreciation and amortization expense.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 46 days for the first quarter of 2004, compared to 41 days for the comparable period of 2003. Days sales outstanding increased in the first quarter of 2004 because a significant portion of our net sales occurred in the last two weeks of the quarter.

     Inventories increased 24.2% to $76.2 million at March 28, 2004, compared to $61.4 million at December 31, 2003. For the first quarter of 2004, inventory turns (cost of goods sold excluding restructuring charges and credits for the quarter, divided by quarter-end inventories) amounted to 5.1 times per year compared to 5.4 times per year for the comparable period in 2003. The most significant factor resulting in lower inventory turns in the first quarter of 2004 was the substantial increase in inventory near the end of the quarter in anticipation of expected higher net sales in the second quarter of 2004.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first quarter of 2004 was $2.8 million compared with net cash used by investing activities of $0.9 million in the first quarter of 2003. Investing cash flows for the first quarter of 2004 totaled $2.8 million of cash outflows, consisting of the payment of $2.1 million of contingent consideration related to the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.3 million for the acquisition of a business, and $0.4 million for other capital expenditures.

     Investing cash flows in 2003 consist of $0.9 million for capital expenditures, primarily for leasehold improvements and new manufacturing equipment at our Olathe, Kansas facility.

     Cash Flows from Financing Activities. Net cash provided by financing activities in the first quarter of 2004 was $16.2 million, compared with net cash provided by financing activities of $8.3 million in the first quarter of 2003. Financing cash flows in the first quarter of 2004 reflect net borrowings under our revolving line of credit of $12.7 million. During the first quarter of 2004, the Company also paid debt issuance costs of $0.2 million related to our amended credit facility with Citibank. During the first quarter of 2004, an increase in outstanding checks in excess of cash balances of $3.6 million contributed positively to cash flows from financing activities.

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

Contractual Obligations. The following table summarizes our contractual obligations as of March 28, 2004:

	Long-term	Operating	Purchase
	Bank Debt	Leases (1)	Obligations (2)	Other	Total
		(Dollars in Table are in Millions)
Year ending March 31:
2005	$—	$4.5	$69.5	$0.6	$74.6
2006	46.7	3.7	0.8	0.5	51.7
2007	—	3.1	—	—	3.1
2008	—	1.8	—	—	1.8
2009	—	1.0	—	—	1.0
After 2009	—	1.1	—	—	1.1

	$46.7	$15.2	$70.3	$1.1	$133.3

(1)	Includes an aggregate of $2.3 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at March 28, 2004. Accounting principles generally accepted in the United States of America require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(2)	Consists of obligations under outstanding purchase orders. Approximately 80% of the deliveries under outstanding purchase orders are expected to be received in the second quarter of 2004. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

     The table shown above does not include contingent consideration payable in the first quarter of 2005 related to the purchase of Trilogic Systems. Pursuant to the purchase agreement, we may be required to pay up to approximately $1.9 million if certain sales targets are achieved for 2004. For the year ended December 31, 2003, the minimum sales target was achieved and we accrued a payable of approximately $2.1 million which was paid in the first quarter of 2004. The purchase agreement also requires that we estimate the annual amount of qualified 2004 sales based on actual sales for the first half of 2004 and calculate the estimated amount of consideration that would be payable for the annual 2004 sales target. Accordingly, we may be required to issue a letter of credit up to $1.9 million in the third quarter of 2004 for the estimated amount of the contingent consideration payable related to the 2004 annual sales target. A letter of credit for the 2003 sales target was issued in the fourth quarter of 2003 for approximately $2.0 million and this letter of credit was canceled after we made the $2.1 million payment in the first quarter of 2004.

     We believe we will be able to fund our contractual operating lease and purchase order obligations from operating cash flows during the periods that payments are required. We believe we will be able to fund the payments required under the Trilogic acquisition agreement through borrowings under our credit agreement with Citibank. As discussed below, we have commenced negotiations with Citibank and other prospective lenders for a new credit agreement that would provide for maturity date in three to five years. However, there can be no assurance that we will be successful in this regard.

     Capital Resources. Our working capital at March 28, 2004 totaled $61.5 million compared to $49.4 million at December 31, 2003. At March 28, 2004, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $75.0 million, and we had outstanding borrowings of approximately $46.7 million and an outstanding letter of credit for $0.2 million under this credit facility. Accordingly, as of March 28, 2004, we had unused availability of $20.7 million after deducting outstanding borrowings, letters of credit, and an additional $7.3 million that Citibank temporarily removed from the borrowing base until operating performance improves to an acceptable level. In March 2004, Citibank agreed to increase the advance rates for inventories under the borrowing base calculation. These higher advance rates are a factor that contributed to the improvement in unused borrowing availability compared to $11.8 million as of December 31, 2003.

     On March 23, 2004, Citibank agreed to amend the credit facility to provide less stringent covenants for EBITDA for the third and fourth quarters of 2004. The amended facility continues to provide a revolving line of credit up to $75.0 million with a maturity date in April 2005. Borrowings under the amended credit facility bear interest at the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility up to $50.0 million, plus an unused commitment fee of 1.0% to the extent that the unused portion of the credit facility exceeds $50.0 million.

     The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of March 28, 2004, the Company is in compliance with the covenants under the amended credit facility with Citibank.

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

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the EBITDA covenant discussed on the following page. While the current EBITDA financial covenants are less stringent than those contained in the earlier agreement, we are required to demonstrate sequential quarterly improvements in our financial performance through maturity of the credit facility in April 2005. If we violate the financial covenants in the future, there can be no assurance that Citibank would waive our noncompliance. In these circumstances, Citibank could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing.

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

     We believe we have adequate capital resources to fund our planned operating activities over the next 12 months (including up to $1.9 million of contingent consideration related to the 2004 earn-out pertaining to the Trilogic acquisition). However, we intend to continue to evaluate strategic acquisitions to enhance our long-term business prospects and we do not believe we have adequate capital resources to fund the purchase of any additional material business units. Accordingly, we have commenced discussions with Citibank and other lenders to replace our current credit facility, which expires in April 2005. Our objective is to put a new credit facility in place that will provide additional borrowing capacity and the flexibility to make strategic acquisitions. While we believe the interest rates on a new facility would be competitive with our current facility with Citibank, we will probably incur a material amount of origination and professional fees when a new or amended credit facility is put in place. Also, if a new facility is put in place, we would be required to write-off unamortized debt issuance costs related to our current credit facility, which amounted to $0.8 million as of March 28, 2004. There can be no assurance that we will be successful in securing additional financing or an amended agreement with Citibank, and even if we are successful, the terms may be less favorable than our current agreement with Citibank.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, the Company’s lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarter ended March 30, 2003 and March 28, 2004 using a “traditional” EBITDA definition, as well as the calculation pursuant to the definition of EBITDA in our credit agreement with Citibank. Citibank modifies the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs significantly from the calculation of EBITDA under our credit agreement:

	For the Quarter Ended:
	March 30,	March 28,
	2003	2004
	(Dollars in Millions)
Net loss	$(10.5)	$(4.3)
Income tax expense (benefit)	—	—
Interest expense	0.5	0.9
Depreciation and amortization	5.2	3.8

EBITDA per “traditional” definition	(4.8)	0.4
Restructuring costs (A)	0.2	0.7
Other charges (B)	0.1	0.1

EBITDA per credit agreement definition	$(4.5)	$1.2

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Primarily consists of stock-based compensation expense.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, the Company’s EBITDA (as defined in the credit agreement) for the second quarter of 2004 must be at least positive $1.8 million. Management believes the Company will be able to comply with the covenants contained in the amended credit agreement.

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

     As a result of the soft demand in the end markets served by our customers, over the past three fiscal years our net sales declined from $197.9 million in first quarter of 2001 to $78.6 million in the fourth quarter of 2003. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we determine that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

     Conversely, as we experienced in the first quarter of 2004, customers may on occasion require rapid increases in production. These situations often result in inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials and overtime costs related to our workforce. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements.

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

     One of our principal customers is engaged in the aerospace market. See "—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace segment of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations. See “-We experience significant volatility in our net sales which leads to significant operating inefficiencies and the potential for significant charges.” In addition, continuing tensions in the Middle East, have resulted in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. For the first quarter of 2004, Honeywell and Applied Materials accounted for 22% and 26%, respectively, of our net sales. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     We completed two business combinations in 2002 and one each in 2003 and 2004, and we anticipate that we will seek to identify and acquire additional suitable businesses in the electronics manufacturing services industry. The long-term success of recent business combinations will depend on our ability to unite the business strategies, human resources and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources will result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.

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

     As of March 28, 2004, we had outstanding bank debt of approximately $46.7 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     During 2002 and 2003, the average number of shares of our common stock that traded on the NASDAQ exchange amounted to approximately 7,000 shares per day compared to 27,410,588 issued and outstanding shares as of March 28, 2004. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 28, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchase of Equity Securities

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a). Exhibits

     The following exhibits are filed with this report:

Exhibit 10.12	Amendment No. 1 to Amended and Restated Credit Agreement between Suntron Corporation and Citicorp USA
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b). Reports on Form 8-K

     Not Applicable.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION (Registrant)
Date: May 11, 2004	/s/ James K. Bass
James K. Bass
Chief Executive Officer

Date: May 11, 2004	/s/ Peter W. Harper
Peter W. Harper
Chief Financial Officer

Date: May 11, 2004	/s/ James A. Doran
James A. Doran
Chief Accounting Officer