Form 10-Q
period 2004-06-27
SUNTRON CORP
filed 2004-07-30
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended June 27, 2004, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	I.R.S. Employer Identification No.)

2401 West Grandview Road, Phoenix, Arizona	85023

(Address of Principal Executive Offices)	(Zip Code)

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

     As of July 23, 2004, there were outstanding 27,413,712 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION

FORM 10-Q

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and June 27, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
ASSETS
Current Assets:
Cash and equivalents	$26	$12
Trade receivables, net of allowance for doubtful accounts of $2,898 and $1,758, respectively	34,390	64,914
Inventories	61,391	92,922
Prepaid expenses and other	3,366	1,689

Total Current Assets	99,173	159,537

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Leasehold improvements	6,742	6,880
Buildings and improvements	19,120	19,092
Manufacturing machinery and equipment	53,852	54,415
Furniture, computer equipment and software	33,536	33,840

Total	118,048	119,025
Less accumulated depreciation and amortization	(74,554)	(80,781)

Net Property, Plant and Equipment	43,494	38,244

Intangible and Other Assets:
Goodwill	9,627	9,982
Identifiable intangible assets, net of accumulated amortization of $4,560 and $4,712, respectively	1,152	1,001
Debt issuance costs, net	913	988
Deposits and other	287	220

Total Intangible and Other Assets	11,979	12,191

	$154,646	$209,972

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2003 and June 27, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,858	$63,902
Outstanding checks in excess of cash balances	41	128
Accrued compensation and benefits	7,075	7,952
Payable for acquisition of business	2,197	431
Accrued property taxes	1,285	890
Current portion of accrued exit costs related to facility closures	900	533
Accrued interest expense	250	216
Payable to affiliates	207	232
Other accrued liabilities	4,982	4,561

Total Current Liabilities	49,795	78,845
Long-term Liabilities:
Long-term debt	34,011	63,338
Accrued exit costs related to facility closures	117	189
Other	774	733

Total Liabilities	84,697	143,105

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 75,000 shares; issued and outstanding 27,409 shares and 27,414 shares, respectively	274	274
Additional paid-in capital	380,804	380,743
Deferred stock compensation	(754)	(507)
Accumulated deficit	(310,375)	(313,643)

Total Stockholders’ Equity	69,949	66,867

	$154,646	$209,972

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Six Months Ended June 29, 2003 And June 27, 2004
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004
Net Sales	$74,845	$130,381	$155,009	$231,052
Cost of Goods Sold	78,840	121,635	163,291	219,333

Gross profit (loss)	(3,995)	8,746	(8,282)	11,719
Operating Costs and Expenses:
Selling, general and administrative expenses	5,682	6,394	11,291	12,003
Severance, retention and lease exit costs	33	67	51	699
Related party expenses- management fees	187	187	375	375

Total operating costs and expenses	5,902	6,648	11,717	13,077

Operating income (loss)	(9,897)	2,098	(19,999)	(1,358)
Other Income (Expense):
Interest expense	(700)	(1,097)	(1,180)	(1,946)
Gain (loss) on sale of assets	7	(25)	36	(34)
Interest and other income	63	35	86	70

Net income (loss)	$(10,527)	$1,011	$(21,057)	$(3,268)

Earnings (Loss) Per Share:
Basic	$(0.38)	$0.04	$(0.77)	$(0.12)

Diluted	$(0.38)	$0.04	$(0.77)	$(0.12)

Number of Shares Used for Computation:
Basic	27,409	27,411	27,409	27,411

Diluted	27,409	27,689	27,409	27,411

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 29, 2003 And June 27, 2004
(In Thousands)

	2003	2004
Cash Flows from Operating Activities:
Net loss	$(21,057)	$(3,268)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,969	6,512
Amortization of debt issuance costs	479	534
Change in accrued severance, retention and lease exit costs	(1,821)	(87)
Loss (gain) on sale of assets	(36)	34
Stock-based compensation expense	111	170
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(5,297)	(30,419)
Inventories	6,509	(31,282)
Prepaid expenses and other	577	1,744
Increase (decrease) in:
Accounts payable	(1,672)	30,805
Accrued compensation and benefits	(785)	669
Other accrued liabilities	(707)	(857)

Net cash used by operating activities	(12,730)	(25,445)

Cash Flows from Investing Activities:
Proceeds from sale of assets	15	24
Cash received (paid) for acquisition of businesses	301	(2,466)
Capital expenditures	(1,952)	(1,170)

Net cash used by investing activities	(1,636)	(3,612)

Cash Flows from Financing Activities:
Proceeds from long-term debt	163,128	249,906
Principal payments on long-term debt	(150,431)	(220,588)
Payments for debt issuance costs	(628)	(362)
Increase in outstanding checks in excess of cash balances	689	87

Net cash provided by financing activities	12,758	29,043

Net decrease in cash and equivalents	(1,608)	(14)
Cash and Equivalents:
Beginning of period	1,621	26

End of period	$13	$12

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$576	$1,447

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Assumption of bank debt for acquisition of business	$1,156	$—

Payable for acquisition of business	$—	$345

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended June 27, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Earnings (Loss) Per Share

     Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarter ended June 29, 2003 and for the six-month periods ended June 29, 2003 and June 27, 2004, as all potential common shares were antidilutive. For the three and six-month periods ended June 29, 2003, common stock options and warrants that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,162 shares at exercise prices ranging from $2.83 to $57.24 per share. For the six-month period June 27, 2004, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,174 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended June 27, 2004, common stock options that were excluded from the calculation of diluted earnings per share amounted to an aggregate of 1,552 shares at exercise prices ranging from $7.36 to $57.24 per share.

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net income (loss) and earnings (loss) per share (“EPS”) for the quarters and the six months ended June 29, 2003 and June 27, 2004, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	June 29, 2003		June 27, 2004
	Net Loss	EPS	Net Income	EPS
Amounts reported	$(10,527)	$(0.38)	$1,011	$0.04

Add stock-based employee compensation recorded under the intrinsic value method	55		85
Less stock-based employee compensation recorded under the fair value method	(714)		(459)

Pro forma under fair value method	$(11,186)	$(0.41)	$637	$0.02

	Six Months Ended:
	June 29, 2003		June 27, 2004
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(21,057)	$(0.77)	$(3,268)	$(0.12)

Add stock-based employee compensation recorded under the intrinsic value method	111		170
Less stock-based employee compensation recorded under the fair value method	(1,667)		(918)

Pro forma under fair value method	$(22,613)	$(0.83)	$(4,016)	$(0.15)

Basic and diluted historical and pro forma EPS are the same for all periods presented above.

4. Inventories

     Inventories at December 31, 2003 and June 27, 2004 are summarized as follows:

	2003	2004
Purchased parts and completed sub-assemblies	$43,113	$62,471
Work-in-process	10,044	18,785
Finished goods	8,234	11,666

	$61,391	$92,922

     For the quarters ended June 29, 2003 and June 27, 2004, the Company recognized write-downs of excess and obsolete inventories of $1,397 and $708, respectively. For the six months ended June 29, 2003 and June 27, 2004, the Company recognized write-downs of excess and obsolete inventories of $2,070 and $1,061, respectively. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which the Company does not expect to realize the carrying value through production or other means of liquidation.

5. Business Combination

     Trilogic Acquisition. On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the aerospace and defense, medical and industrial markets. Management believes Trilogic’s

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

comprehensive suite of design and integration capabilities, including hardware engineering, software integration, testing and product life cycle management services provide the Company with an opportunity to provide an expanded array of services to its customers, increase its customer base and expand market share in the Northeast.

     The initial purchase consideration was $855, which was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. Based on the sales targets achieved in 2003, the Company recorded a payable of $2,197 and a corresponding increase to goodwill as of December 31, 2003, and $2,111 of this amount was paid in the first quarter of 2004. The 2004 sales target was achieved in the second quarter of 2004 resulting in the accrual of a payable for $341. After recording the additional consideration related to the 2003 and 2004 sales targets, the allocation of the acquisition cost resulted in goodwill of $3,004. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

     Skyline Acquistion. In February 2004, the Company completed an acquisition for approximately $355. The purchase price was allocated to trade receivables for $105, inventories for $249, equipment for $3, goodwill for $10, and payables for $12. The agreement provides for the payment of additional consideration in the amount of 1% of net sales related to the customers of the acquired business during the one-year period following the acquisition. For the six-month period ended June 27, 2004, the Company recorded goodwill of $4 related to the formula for additional consideration under the Skyline acquisition agreement. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

6. Debt Financing

     At December 31, 2003 and June 27, 2004, long-term debt consisted of a credit facility with Citibank that provides for a $75,000 revolving line of credit. As of June 27, 2004, the interest rate was the prime rate plus 2.50% (6.50% effective rate) for “Base Rate” borrowings and the LIBOR rate plus 3.75% (weighted average rate of 4.97%) for “LIBOR Rate” borrowings. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the line of credit. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly requirements related to earnings before interest, taxes, depreciation and amortization (“EBITDA”). As of June 27, 2004, the Company was in compliance with all of the covenants under this credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $270, the Company had borrowing availability of $11,392 as of June 27, 2004.

     On July 7, 2004, the credit agreement was amended whereby Congress Financial Corporation joined Citibank as parties to the amended credit agreement. The maturity date was extended until July 7, 2008 and the amendment includes less stringent covenants for EBITDA, and covenants for minimum tangible net worth and capital expenditures were eliminated in the amended agreement. For the remainder of 2004, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. Beginning in 2005, interest rates will be adjusted further depending on the amount of EBITDA for the

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

preceding four fiscal quarters. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.

     Under certain circumstances, the commitment under the amended credit agreement may be increased from $75,000 to $100,000. As of July 7, 2004, the borrowing base calculation permitted total borrowings of $75,000. During the quarter ended June 27, 2004, the Company incurred debt issuance costs of $380 related to the amended credit agreement and management expects up to $1,300 of additional costs will be incurred in the third quarter of 2004.

     Under the Company’s credit agreement and banking arrangements, the Company is not required to fund amounts for outstanding checks until the checks are presented to the bank for payment. Accordingly, the Company is not required to maintain cash balances in anticipation of funding requirements for outstanding checks. This results in a current liability for outstanding checks in excess of cash balances. Changes in the amount of outstanding checks in excess of cash balances are reflected as a financing activity in the accompanying statements of cash flows.

7. Income Taxes

     The Company did not incur income tax expense for the second quarter of 2004 since a cumulative net loss was incurred for the first six months of 2004. The Company has substantial net operating loss carryforwards that are expected to offset taxable income for the foreseeable future, which would result in the elimination of regular federal income taxes. However, the Company is also subject to the alternative minimum tax and state income taxes, which may result in future income tax charges.

8. Restructuring Activities

     The Company periodically takes actions to increase capacity utilization through the closure of facilities and reductions in workforce with the objective of eliminating fixed and variable costs associated with excess capacity. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of existing leased space in Phoenix. During the first quarter of 2004, the Company completed the move of its corporate headquarters and a charge of approximately $400 was recognized when the former headquarters building was no longer in use.

     The Company incurred severance costs shown in the table below related to the termination of 125 and 4 employees during the second quarters of 2003 and 2004, respectively. For the first six months of 2003 and 2004, the Company incurred severance costs shown in the table below related to the termination of 292 and 11 employees, respectively. The Company expects that accrued lease exits costs will be paid over the remaining lease terms (all of which expire by September 2007), net of existing and expected sublease rentals. As a result of the actions described above, the Company recorded restructuring related charges for the quarters and the six months ended June 29, 2003 and June 27, 2004, as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004
Cost of goods sold:
Lease exit costs	$92	$37	$92	$56
Relocation, moving and other costs	—	(5)	96	50
Severance and retention costs	306	—	527	13

Total	398	32	715	119

Severance, retention and lease exit costs:
Lease exit costs	(20)	(7)	(20)	381
Relocation, moving and other costs	—	13	3	13
Severance and retention costs	53	61	68	305

Total	33	67	51	699

Total restructuring related costs	$431	$99	$766	$818

The following summarizes changes in restructuring related liabilities for the six months ended June 27, 2004:

	Accrued	Accrued
	Lease	Severance
	Exit Costs	& Other (1)
Balance, December 31, 2003	$1,017	$55
Accrual for new activities	431	318
Revisions of previous estimates	(9)	—
Cash receipts under subleases	168	—
Cash payments	(998)	(165)
Non-level rent expensed in prior periods and other	113	—

Balance, June 27, 2004	722	208
Less current portion	(533)	(208)

Long-term portion	$189	$—

(1)	Accrued severance costs are included in accrued compensation and benefits in the accompanying balance sheet as of June 27, 2004.

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

Statement Regarding Forward-Looking Statements

     This report on Form 10-Q contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue and profitability; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results.”

Executive Summary

     During the second quarter of 2004, we achieved net income of $1.0 million compared to a net loss of $10.5 million in the second quarter of 2003. In 2001 through 2003, we experienced a severe contraction in our business where quarterly net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges. These plant closures combined with other restructuring and cost containment initiatives resulted in a much lower cost structure at the beginning of 2004.

     For the first quarter of 2004, we experienced a 28% increase in our net sales compared to the fourth quarter of 2003, which was the first significant quarterly increase in the past three years. For the second quarter of 2004, our net sales increased by 30% compared to the first quarter of 2004. This improvement in our net sales was primarily responsible for our ability to achieve operating income of $2.1 million in the second quarter of 2004. This is the seventh consecutive quarter in which we have demonstrated improvement in our operating income (loss).

     Despite the improved operating results in the first six months of 2004, we used $25.4 million of operating cash flow, primarily to fund working capital requirements associated with the significantly higher sales volumes during this period. Our negative operating cash flows were funded by additional borrowings under our line of credit with Citibank, resulting in an increase in outstanding debt of $29.3 million during the first six months of 2004. At the end of the second quarter of 2004, our borrowing availability was $11.4 million.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million. If the Company desires greater borrowing capacity to make strategic business acquisitions or to accommodate growth beyond our current forecast, the amended credit agreement permits an increase up to $100.0 million if a third financial institution agrees to join the existing lenders. Furthermore, if the borrowing capacity under the amended credit agreement is not sufficient to fund our activities, we would consider the issuance of subordinated debt or equity instruments to enable us to meet our capital requirements.

     We believe market conditions are continuing to improve in the electronics industry, although at a slower rate than during the first six months of 2004. However, periods of rapid growth tend to result in purchasing and hiring inefficiencies that have the potential to offset the benefits of improved capacity utilization. We are continuing to focus substantial efforts to improve our financial results during this recovery, and we believe that opportunities are available to improve profitability, even if our quarterly net sales do not increase for the remainder of 2004. Some of the tactical issues we are addressing include managing inventory purchases to improve our cash cycle time and to reduce incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and to ensure that we fully realize the benefits of improved capacity utilization before adding incremental costs.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the second quarter of 2003 compared to the second quarter of 2004. This section also contains a similar discussion and analysis of our operating results for the first six months of 2003 compared to the first six months of 2004.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first six months of 2004 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our amended credit facility with Citibank, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

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

     Revenue Recognition. We generally recognize revenue from manufacturing services and product sales upon shipment and transfer of title of the manufactured product, whereby our customers assume the risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, we generally expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer before revenue is recognized. In limited circumstances, the Company’s customers agree to purchase products but they request that we store the physical product in our facilities. In these circumstances, revenue is only recognized when the terms of the arrangement comply with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

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

     Severance, retention, and lease exit costs primarily relate to costs associated with the closure of administrative facilities and reductions in our administrative workforce. Severance, retention, and lease exit costs that relate to manufacturing activities are included in cost of goods sold.

     Related party expenses- management fees consist of fees paid to affiliates of our majority stockholder.

     Interest expense relates to our senior credit facilities and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended June 29, 2003 and June 27, 2004:

	Quarter Ended		Six Months Ended
	June 29,	June 27,	June 29,	June 27,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	105.3%	93.3%	105.3%	94.9%

Gross profit (loss)	(5.3)%	6.7%	(5.3)%	5.1%
Operating costs and expenses:
Selling, general, and administrative	7.6%	4.9%	7.3%	5.2%
Severance, retention, and lease exit costs	—%	0.1%	—%	0.3%
Related party expense- management fees	0.3%	0.1%	0.3%	0.2%

Operating income (loss)	(13.2)%	1.6%	(12.9)%	(0.6)%

     Quarter Ended June 27, 2004 Compared to Quarter Ended June 29, 2003

     Net Sales. Net sales increased $55.6 million, or 74.2%, from $74.8 million for the second quarter of 2003 to $130.4 million for the second quarter of 2004. The increase in 2004 net sales was primarily attributable to an increase of $34.2 million in our net sales to customers engaged in the semiconductor capital equipment sector, and an increase of $13.5 million for customers in the industrial sector. For the second quarter of 2004, we recognized $4.2 million of net sales related to the May 2003 acquisition of Trilogic Systems, and net sales to new customers amounted to approximately $6.3 million.

     For the second quarter of 2003, Honeywell and Applied Materials accounted for 31% and 18%, respectively, of our net sales. For the second quarter of 2004, Honeywell and Applied Materials accounted for 22% and 28%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $12.7 million from a loss of $4.0 million in the second quarter of 2003 to a profit of $8.7 million in the second quarter of 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 5.3% of net sales in the second quarter of 2003 to a profit of 6.7% of net sales in the second quarter of 2004. The improvement in gross profit in the second quarter of 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     Through the second quarter of 2004 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the second quarter of 2004 declined by approximately $3.0 million compared to the second quarter of 2003, and this reduction also contributed favorably to the improvement in our gross profit.

     Inventory write-downs decreased $0.7 million from $1.4 million, or 1.9% of net sales, in the second quarter of 2003 to $0.7 million, or 0.5% of net sales, in the second quarter of 2004. This reduction in inventory write-downs resulted primarily from our substantial efforts to continue to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased by $0.7 million to $6.4 million in the second quarter of 2004 compared to $5.7 million in the second quarter of 2003. The increase in SG & A was primarily attributable to increases in salaries and benefits of $0.7 million, bad debt expense of $0.2 million, and professional fees of $0.2 million, partially offset by a decrease in facilities-related costs of $0.4 million.

     Interest Expense. Interest expense increased $0.4 million, or 56.7%, from $0.7 million in the second quarter of 2003 to $1.1 million in the second quarter of 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $24.3 million during the second quarter of 2003 to $56.0 million for the second quarter of 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 6.5% in the second quarter of 2003 to 5.7% in the second quarter of 2004.

     Six Months Ended June 27, 2004 Compared to Six Months Ended June 29, 2003

     Net Sales. Net sales increased $76.1 million, or 49.1%, from $155.0 million for the first six months of 2003 to $231.1 million for the first six months of 2004. The increase in 2004 net sales was primarily attributable to an increase of $55.3 million in our net sales to customers engaged in the semiconductor capital equipment sector, and an increase of $20.5 million for customers in the industrial sector. For the first six months of 2004, we recognized $8.3 million of net sales related to the May 2003 acquisition of Trilogic Systems, and net sales to new customers amounted to approximately $12.0 million.

     For the first six months of 2003, Honeywell and Applied Materials accounted for 33% and 17%, respectively, of our net sales. For the first six months of 2004, Honeywell and Applied Materials accounted for 22% and 27%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $20.0 million from a loss of $8.3 million in the first six months of 2003 to a profit of $11.7 million in the first six months of 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 5.3% in the first six months of 2003 to a profit of 5.1% in the first six months of 2004. The improvement in gross profit in the first six months of 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     Through the first six months of 2004 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first six months of 2004 declined by approximately $4.3 million compared to the first six months of 2003, and this reduction also contributed favorably to the improvement in our gross profit.

     Inventory write-downs decreased $1.0 million from $2.1 million, or 1.3% of net sales, in the first six months of 2003 to $1.1 million, or 0.5% of net sales, in the first six months of 2004. This reduction in inventory write-downs resulted primarily from our substantial efforts to continue to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $0.7 million, or 6.3%, from $11.3 million in the first six months of 2003 to $12.0 million in the first six months of 2004. The increase in SG & A during the first six months of 2004 was primarily attributable to an increase in compensation and benefits of $1.0, and an increase in bad debt expense of $0.3 million, partially offset by a decrease in facilities and information technology expenses of $0.6 million.

     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.7 million in the first six months of 2004, primarily due to a lease exit charge of $0.4 million related to the consolidation of our Phoenix operations into a single building. We also incurred severance costs of approximately $0.3 million in the first six months of 2004.

     Interest Expense. Interest expense increased $0.7 million, or 64.9%, from $1.2 million in the first six months of 2003 to $1.9 million in the first six months of 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $19.4 million during the first six months of 2003 to $48.0 million for the first six months of 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 7.0% in the first six months of 2003 to 5.9% in the first six months of 2004.

     Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in the first six months of 2004 was $25.4 million, compared with net cash used by operating activities of $12.7 million in the first six months of 2003. The difference between our net loss of $3.3 million in the first six months of 2004 and $25.4 million of negative operating cash flow was primarily attributable to an increase in trade receivables of $30.4 million and an increase in inventories of $31.3 million, partially offset by an increase in accounts payable of $30.8 million, $7.0 million of depreciation and amortization expense, and a decrease in prepaid expenses and other of $1.7 million.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 45 days for the second quarter of 2004, compared to 44 days for the comparable period of 2003.

     Inventories increased 51.4% to $92.9 million at June 27, 2004, compared to $61.4 million at December 31, 2003. For the second quarter of 2004, inventory turns (annualized cost of goods sold excluding restructuring charges for the quarter, divided by quarter-end inventories) improved to 5.2 times per year compared to 5.1 times per year for the comparable period in 2003.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first six months of 2004 was $3.6 million compared with net cash used by investing activities of $1.6 million in the first six months of 2003. Investing cash flows for the first six months of 2004 totaled $3.6 million of cash outflows, consisting of the payment of $2.1 million of contingent consideration related to the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.3 million for the acquisition of a business, and $1.2 million for other capital expenditures.

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

     Cash Flows from Financing Activities. Net cash provided by financing activities in the first six months of 2004 was $29.0 million, compared with net cash provided by financing activities of $12.8 million in the first six months of 2003. Financing cash flows in the first six months of 2004 reflect net borrowings under our revolving line of credit of $29.3 million. During the first six months of 2004, the Company also paid debt issuance costs of $0.4 million related to our amended credit facility with Citibank. In the third quarter of 2004, we expect to incur up to $1.3 million in additional costs related to a July 2004 amendment to our credit agreement.

     Financing cash flows in the first half of 2003 reflect net borrowings under our revolving line of credit of $12.7 million. During the first half of 2003, the Company also paid debt issuance costs of $0.6 million related to an April 2003 amendment to our credit facility with Citibank. During the first half of 2003, an increase in outstanding checks in excess of cash balances of $0.7 million contributed positively to cash flows from financing activities.

     Contractual Obligations. The following table summarizes our contractual obligations as of June 27, 2004, after giving effect to the July 2004 amendment to our credit agreement:

	Long-term	Operating	Purchase
	Bank Debt	Leases (1)	Obligations (2)	Other	Total
		(Dollars in Table are in Millions)
Year ending June 30:
2005	$—	$3.9	$68.3	$1.0	$73.2
2006	—	3.6	0.6	0.5	4.7
2007	—	3.0	0.1	—	3.1
2008	—	1.4	—	—	1.4
2009	63.3	0.9	—	—	64.2
After 2009	—	0.9	—	—	0.9

	$63.3	$13.7	$69.0	$1.5	$147.5

     (1) Includes an aggregate of $2.2 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at June 27, 2004. Accounting principles generally accepted in the United States of America require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

     (2) Consists of obligations under outstanding purchase orders. Approximately 80% of the deliveries under outstanding purchase orders are expected to be received in the third quarter of 2004. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

     The table shown above does not include unearned contingent consideration payable in the first quarter of 2005 related to the purchase of Trilogic Systems. Pursuant to the purchase agreement, we may be required to pay up to approximately $1.9 million (of which approximately $0.3 million has been accrued as a payable on our balance sheet at June 27, 2004) if certain sales targets are achieved for 2004. For the year ended December 31, 2003, the minimum sales target was achieved and we accrued a payable of approximately $2.1 million, which was paid in the first quarter of 2004. The purchase agreement also requires that we estimate the annual amount of qualified 2004 sales based on actual sales for the first six months of 2004 and calculate the estimated amount of consideration that would be payable for the annual 2004 sales target. Accordingly, we may be required to issue a letter of credit up to $1.9 million in the third quarter of 2004 for the estimated amount of the contingent consideration payable related to the 2004 annual sales target. A letter of credit for the 2003 sales target was issued in the fourth quarter of 2003 for approximately $2.0 million and this letter of credit was canceled after we made the $2.1 million payment in the first quarter of 2004.

     We believe we will be able to fund our contractual operating lease and purchase order obligations from operating cash flows during the periods that payments are required. We believe we will be able to fund the payments required under the Trilogic acquisition agreement through borrowings under our credit agreement with Citibank. As discussed below this credit agreement was amended in July 2004, resulting in a revised maturity date of July 2008.

     Capital Resources. Our working capital at June 27, 2004 totaled $80.7 million compared to $49.4 million at December 31, 2003. At June 27, 2004, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $75.0 million, and we had outstanding borrowings of approximately $63.3 million and an outstanding letter of credit for $0.3 million under this credit facility. Accordingly, as of June 27, 2004, we had unused availability of $11.4 million after deducting outstanding borrowings and the letter of credit.

     Despite the improved operating results in the first six months of 2004, we used $25.4 million of operating cash flow, primarily to fund working capital requirements associated with the significantly higher sales volumes during this period. Our negative operating cash flows were funded by additional borrowings under our line of credit with Citibank, resulting in an increase in outstanding bank debt of nearly $29.3 million during the first six months of 2004. Based on our current estimates, we believe our borrowing availability of $11.4 million is adequate to fund our operations for at least the next twelve months.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million. If the Company desires greater borrowing capacity to make strategic business acquisitions or to accommodate growth beyond our current forecast, the amended credit agreement permits an increase up to $100.0 million if a third financial institution agrees to join the existing lenders. Furthermore, if the borrowing capacity under the amended credit agreement is not sufficient to fund our activities, we would consider the issuance of subordinated debt or equity instruments to enable us to meet our capital requirements. However, the issuance of subordinated debt instruments would require approval of the lenders under the amended credit agreement. The amended credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of June 27, 2004, the Company is in compliance with the covenants under the amended credit agreement.

     We believe market conditions are continuing to improve in the electronics industry, although at a slower rate than during the first six months of 2004. Periods of rapid growth tend to result in purchasing and hiring inefficiencies that have the potential to offset the benefits of improved capacity utilization. We are continuing to focus substantial efforts to improve our financial results during this recovery and we believe that opportunities are available to improve profitability, even if our quarterly net sales do not increase for the remainder of 2004. Some of the tactical issues we are addressing include managing inventory purchases to improve our cash cycle time and to minimize incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and to ensure that we fully realize the benefits of improved capacity utilization before adding incremental costs.

     During the second quarter of 2004, we incurred debt issuance costs of $0.4 million related to the amended credit agreement and we expect to incur up to $1.3 million of additional costs in the third quarter of 2004. These costs will be funded through borrowings under the amended credit agreement.

          The continued availability of our credit facility is a critical assumption underlying our belief that adequate capital resources are currently in place to fund our operations for the next 12 months. The borrowing base calculation under the credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. However, the borrowing base generally increases as our net receivables and inventories increase.

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant discussed on the following page. If we violate the financial covenants in the future, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, the Company’s lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is EBITDA. Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided below the details of the calculations for the quarter ended June 29, 2003 and June 27, 2004 using a “traditional” EBITDA definition, as well as the calculation of EBITDA as defined in our credit agreement. Our credit agreement provides for a modified definition of EBITDA that excludes certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs significantly from the calculation of EBITDA under our credit agreement:

	For the Quarter Ended:
	June 29,	June 27,
	2003	2004
	(Dollars in Millions)
Net income (loss)	$(10.5)	$1.0
Income tax expense (benefit)	—	—
Interest expense	0.7	1.1
Depreciation and amortization	5.7	2.7

EBITDA per “traditional” definition	(4.1)	4.8
Restructuring costs (A)	0.5	0.1
Other charges (B)	0.1	0.1

EBITDA per credit agreement definition	$(3.5)	$5.0

(A)  Restructuring costs include lease exit costs, impairment of long-lived assets, severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)  Primarily consists of stock-based compensation expense.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, the Company’s EBITDA (as defined in the credit agreement) must be greater than negative $2.5 million per quarter for the remainder of 2004. Management believes the Company will be able to comply with the EBITDA covenant over the entire term of the amended credit agreement.

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

     Conversely, as we experienced in the first six months of 2004, customers may on occasion require rapid increases in production. These situations often result in inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials and overtime costs related to our workforce. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements. Significant increases in net sales are typically accompanied by corresponding increases in inventories and receivables that must be financed with borrowings under our amended credit agreement.

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

     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. For the first six months of 2004, Honeywell and Applied Materials accounted for 22% and 27%, respectively, of our net sales. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

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

     Our future results of operations will be affected by our ability to successfully manage future opportunities for growth. Rapid growth, such as that experienced in the first six months of 2004, is likely to place a significant strain on our managerial, operational, financial, and other resources. If this growth continues, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

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

     As of June 27, 2004, we had outstanding bank debt of approximately $63.3 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 10,000 shares per day compared to 27,413,712 issued and outstanding shares as of June 27, 2004. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

     Thayer-Blum owns approximately 90% of our common stock, and four of our ten directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.

     In addition, Thayer-Blum could contribute its Suntron stock to a subsidiary corporation that, as a 90% stockholder, then would have the ability under Delaware law to merge with or into Suntron without the approval of the other Suntron stockholders. In the event of such a “short- form” merger, Suntron stockholders would have the right to assert appraisal/dissenters’ rights to receive cash in the amount of the fair market value of their shares in lieu of the consideration they would have otherwise received from the transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     We have a revolving line of credit that provides for total borrowings up to $75.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, the Company may experience changes in interest expense that will impact financial results. The Company has not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.75 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 27, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     Not Applicable.

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a). Exhibits

     The following exhibits are filed with this report:

Exhibit 10.13	Second Amended and Restated Credit Agreement between Suntron Corporation, Citicorp USA, and Congress Financial Corporation

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b). Reports on Form 8-K

     On May 11, 2004, the Company filed a Current Report on Form 8-K reporting information under Item 12 for a press release that was issued related to the Company’s earnings for the fiscal quarter ended March 28, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: July 30, 2004	/s/ James K. Bass

James K. Bass
Chief Executive Officer

Date: July 30, 2004	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: July 30, 2004	/s/ James A. Doran

James A. Doran
Chief Accounting Officer