Form 10-Q
period 2004-09-26
SUNTRON CORP
filed 2004-11-09
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 26, 2004, or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from to

Commission file number 0-49651

SUNTRON CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	86-1038668

(State of Incorporation)	I.R.S. Employer Identification No.)

2401 West Grandview Road, Phoenix, Arizona	85023

(Address of Principal Executive Offices)	(Zip Code)

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

     As of October 18, 2004, there were outstanding 27,415,221 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION

FORM 10-Q

INDEX

		Page
		Number(s)
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Financial Statements
	Consolidated Balance Sheets- December 31, 2003 and September 26, 2004	3-4
	Consolidated Statements of Operations- For the Quarters and the Nine Months Ended September 28, 2003 and September 26, 2004	5
	Consolidated Statements of Cash Flows- For the Nine Months Ended September 28, 2003 and September 26, 2004	6-7
	Notes to Consolidated Financial Statements	8-13
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Statement Regarding Forward-Looking Statements	14
	Executive Summary	14-16
	Information About Our Business	16-17
	Critical Accounting Policies and Estimates	18-20
	Overview of Statement of Operations	20
	Results of Operations	20-24
	Liquidity and Capital Resources	24-28
	Factors That May Affect Future Results	29-37
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38
Item 4.	Controls and Procedures	38
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39
SIGNATURES		40
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and September 26, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
ASSETS
Current Assets:
Cash and equivalents	$26	$13
Trade receivables, net of allowance for doubtful accounts of $2,898 and $1,255, respectively	34,390	55,120
Inventories	61,391	85,160
Prepaid expenses and other	3,366	1,484

Total Current Assets	99,173	141,777

Property, Plant and Equipment, at cost:
Land	4,798	4,798
Leasehold improvements	6,742	6,898
Buildings and improvements	19,120	19,092
Manufacturing machinery and equipment	53,852	54,901
Furniture, computer equipment and software	33,536	33,850

Total	118,048	119,539
Less accumulated depreciation and amortization	(74,554)	(83,015)

Net Property, Plant and Equipment	43,494	36,524

Intangible and Other Assets:
Goodwill	9,627	10,390
Identifiable intangible assets, net of accumulated amortization of $4,560 and $4,787, respectively	1,152	925
Debt issuance costs, net	913	2,083
Deposits and other	287	199

Total Intangible and Other Assets	11,979	13,597

	$154,646	$191,898

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2003 and September 26, 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,858	$41,879
Outstanding checks in excess of cash balances	41	6,758
Borrowings under revolving credit agreement	—	61,640
Accrued compensation and benefits	7,075	6,760
Payable for acquisition of business	2,197	839
Accrued property taxes	1,285	1,251
Current portion of accrued exit costs related to facility closures	900	570
Accrued interest expense	250	457
Payable to affiliates	207	218
Other accrued liabilities	4,982	4,015

Total Current Liabilities	49,795	124,387
Long-term Liabilities:
Borrowings under revolving credit agreement	34,011	—
Accrued exit costs related to facility closures	117	223
Other	774	220

Total Liabilities	84,697	124,830

Commitments and Contingencies (Notes 5 and 6)
Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 75,000 shares; issued and outstanding 27,409 shares and 27,415 shares, respectively	274	274
Additional paid-in capital	380,804	380,749
Deferred stock compensation	(754)	(422)
Accumulated deficit	(310,375)	(313,533)

Total Stockholders’ Equity	69,949	67,068

	$154,646	$191,898

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Nine months Ended September 28, 2003 And September 26, 2004
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine months Ended
	September 28,	September 26,	September 28,	September 26,
	2003	2004	2003	2004
Net Sales	$79,638	$128,542	$234,647	$359,594
Cost of Goods Sold	80,780	120,913	244,071	340,246

Gross profit (loss)	(1,142)	7,629	(9,424)	19,348
Operating Costs and Expenses:
Selling, general and administrative expenses	5,039	5,762	16,330	17,765
Severance, retention and lease exit costs	—	282	51	981
Related party expenses- management fees	188	188	563	563

Total operating costs and expenses	5,227	6,232	16,944	19,309

Operating income (loss)	(6,369)	1,397	(26,368)	39
Other Income (Expense):
Interest expense	(761)	(991)	(1,941)	(2,937)
Unrealized loss on marketable securities	—	(428)	—	(428)
Gain (loss) on sale of assets	6	(1)	42	(35)
Interest and other income	4	133	90	203

Net income (loss)	$(7,120)	$110	$(28,177)	$(3,158)

Earnings (Loss) Per Share:
Basic	$(0.26)	$0.0	$(1.03)	$(0.12)

Diluted	$(0.26)	$0.0	$(1.03)	$(0.12)

Number of Shares Used for Computation:
Basic	27,409	27,414	27,409	27,412

Diluted	27,409	27,536	27,409	27,412

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine months Ended September 28, 2003 And September 26, 2004
(In Thousands)

	2003	2004
Cash Flows from Operating Activities:
Net loss	$(28,177)	$(3,158)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,843	8,981
Amortization of debt issuance costs	719	739
Impairment of property, plant and equipment	40	—
Change in accrued severance, retention and lease exit costs	(2,212)	(171)
Marketable securities received for recovery of bad debt	—	(777)
Unrealized loss on marketable securities	—	428
Loss (gain) on sale of assets	(42)	35
Stock-based compensation expense	167	255
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(9,667)	(20,625)
Inventories	10,789	(23,520)
Prepaid expenses and other	614	2,319
Increase (decrease) in:
Accounts payable	(3,754)	8,884
Accrued compensation and benefits	(2,480)	(368)
Other accrued liabilities	(1,770)	(863)

Net cash used by operating activities	(18,930)	(27,841)

Cash Flows from Investing Activities:
Proceeds from sale of assets	19	24
Payments for acquisition of businesses	(205)	(2,466)
Cash acquired in business acquisition	301	—
Capital expenditures	(2,672)	(2,223)

Net cash used by investing activities	(2,557)	(4,665)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	246,016	387,202
Principal payments under revolving credit agreement	(226,830)	(359,587)
Payments for debt issuance costs	(628)	(1,839)
Increase in outstanding checks in excess of cash balances	1,331	6,717

Net cash provided by financing activities	19,889	32,493

Net decrease in cash and equivalents	(1,598)	(13)
Cash and Equivalents:
Beginning of period	1,621	26

End of period	$23	$13

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Nine months Ended September 28, 2003 And September 26, 2004
(In Thousands)

	2003	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,100	$1,991

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Assumption of bank debt for acquisition of business	$1,156	$—

Payable for acquisition of business	$1,587	$753

Contract payable for purchase of software	$984	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and the nine months ended September 26, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Earnings (Loss) Per Share

     Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarter and the nine months ended September 28, 2003 and for the nine months ended September 26, 2004, as all potential common shares were antidilutive. For the quarter and the nine months ended September 28, 2003, common stock options and warrants that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,105 shares at exercise prices ranging from $2.83 to $57.24 per share. For the nine month period ended September 26, 2004, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,146 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended September 26, 2004, common stock options that were excluded from the calculation of diluted earnings per share amounted to an aggregate of 1,520 shares at exercise prices ranging from $4.90 to $57.24 per share.

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net income (loss) and earnings (loss) per share (“EPS”) for the quarters and the nine months ended September 28, 2003 and September 26, 2004, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	September 28, 2003		September 26, 2004
			Net Income
	Net Loss	EPS	(Loss)	EPS
Amounts reported	$(7,120)	$(0.26)	$110	$0.00

Add stock-based employee compensation recorded under the intrinsic value method	56		85
Less stock-based employee compensation recorded under the fair value method	(714)		(301)

Pro forma under fair value method	$(7,778)	$(0.28)	$(106)	$(0.00)

	Nine months Ended:
	September 28, 2003		September 26, 2004
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(28,177)	$(1.03)	$(3,158)	$(0.12)

Add stock-based employee compensation recorded under the intrinsic value method	167		255
Less stock-based employee compensation recorded under the fair value method	(2,381)		(904)

Pro forma under fair value method	$(30,391)	$(1.11)	$(3,807)	$(0.14)

Basic and diluted historical and pro forma EPS are the same for all periods presented above.

4. Inventories

     Inventories at December 31, 2003 and September 26, 2004 are summarized as follows:

	2003	2004
Purchased parts and completed sub-assemblies	$43,113	$59,499
Work-in-process	10,044	12,833
Finished goods	8,234	12,828

	$61,391	$85,160

     For the quarters ended September 28, 2003 and September 26, 2004, the Company recognized write-downs of excess and obsolete inventories of $827 and $956, respectively. For the nine months ended September 28, 2003 and September 26, 2004, the Company recognized write-downs of excess and obsolete inventories of $2,897 and $2,017, respectively. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which the Company does not expect to realize the carrying value through production or other means of liquidation.

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

     The initial purchase consideration was $855, which was funded through borrowings under the Company’s revolving line of credit with Citibank. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provides for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. Based on the sales targets achieved in 2003, the Company recorded a payable of $2,197 and a corresponding increase to goodwill as of December 31, 2003, and $2,111 of this amount was paid in the first quarter of 2004. The 2004 sales target was achieved beginning in the second quarter of 2004, resulting in the accrual of a payable for $747 as of September 26, 2004. After recording the additional consideration related to the 2003 and 2004 sales targets, the allocation of the acquisition cost resulted in goodwill of $3,410. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

     Skyline Acquistion. In February 2004, the Company completed an acquisition for approximately $355. The purchase price was allocated to trade receivables for $105, inventories for $249, equipment for $3, goodwill for $10, and payables for $12. The agreement provides for the payment of additional consideration in the amount of 1% of net sales related to the customers of the acquired business during the one-year period following the acquisition. For the nine months ended September 26, 2004, the Company recorded additional goodwill of $6 related to the formula for additional consideration under the Skyline acquisition agreement. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

6. Debt Financing

     At December 31, 2003 and September 26, 2004, the Company had outstanding borrowings under a revolving credit facility under a $75,000 credit agreement with Citibank as the lead bank. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the line of credit. Through July 6, 2004, the interest rate was the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

financial covenants, including quarterly requirements related to earnings before interest, taxes, depreciation and amortization (“EBITDA”).

     On July 7, 2004, the credit agreement was amended whereby Congress Financial Corporation joined Citibank as parties to the amended credit agreement. The maturity date was extended until July 7, 2008 and the amendment includes less stringent covenants for EBITDA. The minimum tangible net worth and capital expenditures covenants were eliminated in the amended agreement. For the remainder of 2004, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. As of September 26, 2004, the interest rate for Base Rate borrowings was 5.5% and the effective rate for LIBOR Rate borrowings was 4.5%. Beginning in 2005, interest rates will be adjusted further depending on the amount of EBITDA for the preceding four fiscal quarters. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.

     Under certain circumstances, the commitment under the amended credit agreement may be increased from $75,000 to $100,000. As of September 26, 2004, the borrowing base calculation permitted total borrowings of $75,000, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $270, the Company had borrowing availability of $13,090 as of September 26, 2004. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. During the nine months ended September 26, 2004, the Company incurred debt issuance costs of $1,681 related to the amended credit agreement.

     The amended credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, even though the maturity date of the amended credit agreement is in July 2008, the accounting rules require that the entire outstanding principal balance be classified as a current liability in the accompanying balance sheet as of September 26, 2004.

     Under the Company’s amended credit agreement and banking arrangements, the Company is not required to fund amounts for outstanding checks until the checks are presented to the bank for payment. Accordingly, the Company is not required to maintain cash balances in anticipation of funding requirements for outstanding checks. This results in a current liability for outstanding checks in excess of cash balances. Changes in the amount of outstanding checks in excess of cash balances are reflected as a financing activity in the accompanying statements of cash flows.

7. Restructuring Activities

     During the past few years, the Company has taken action to increase capacity utilization through the closure of facilities and reductions in workforce with the objective of eliminating fixed and variable costs associated with excess capacity. In June 2003, the Company initiated actions to consolidate its Phoenix operations into a single facility with the objective of subleasing up to one-third of existing leased space in Phoenix. In connection with the initial phase of the Phoenix consolidation, effective June 1, 2003, the estimated useful life of leasehold improvements with a

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

carrying value of $1,309 was shortened from approximately four years to periods ranging from two months to seven months to coincide with the expected period that the assets would continue to be used in the business. This change in estimate resulted in an increase in depreciation and amortization expense of $590 ($0.02 per share) and $1,083 ($0.04 per share) for the quarter and the nine months ended September 28, 2003, respectively. During the first quarter of 2004, the Company completed the move of its corporate headquarters and a charge of approximately $400 was recognized when the former headquarters building was no longer in use.

     The Company incurred severance costs shown in the table below related to the termination of 77 and 15 employees during the third quarters of 2003 and 2004, respectively. For the first nine months of 2003 and 2004, the Company incurred severance costs shown in the table below related to the termination of 369 and 26 employees, respectively. The Company expects that accrued lease exits costs will be paid over the remaining lease terms (all of which expire by September 2007), net of existing and expected sublease rentals. As a result of the actions described above, the Company recorded restructuring related charges for the quarters and the nine months ended September 28, 2003 and September 26, 2004, as follows:

	Quarter Ended		Nine months Ended
	September 28,	September 26,	September 28,	September 26,
	2003	2004	2003	2004
Cost of goods sold:
Lease exit costs	$352	$(40)	$444	$16
“Accelerated” depreciation due to shortened lives of improvements	590	—	1,083	—
Relocation, moving and other costs	—	—	96	50
Impairment of manufacturing equipment	40	—	40	—
Severance and retention costs	195	90	722	103

Total	1,177	50	2,385	169

Severance, retention and lease exit costs:
Lease exit costs	—	252	(20)	634
Relocation, moving and other costs	—	15	3	28
Severance and retention costs	—	15	68	319

Total	—	282	51	981

Total restructuring related costs	$1,177	$332	$2,436	$1,150

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

The following summarizes changes in restructuring related liabilities for the nine months ended September 26, 2004:

	Accrued	Accrued
	Lease	Severance
	Exit Costs	& Other (1)
Balance, December 31, 2003	$1,017	$55
Accrual for new activities	430	500
Revisions of previous estimates	184	—
Cash receipts under subleases	359	—
Cash payments	(1,271)	(448)
Non-level rent expensed in prior periods and other	74	—

Balance, September 26, 2004	793	107
Less current portion	(570)	(107)

Long-term portion	$223	$—

(1)	Accrued severance costs are included in accrued compensation and benefits in the accompanying balance sheet as of September 26, 2004.

8. Bad Debt Recovery

     During the third quarter of 2004, a former customer emerged from bankruptcy protection and the Company received marketable equity securities that are listed on NASDAQ in exchange for its fully-reserved receivable. The Company is accounting for this investment in accordance with Statement of Financial Accounting Standards No. 115. Management has classified the Company’s investment as trading securities whereby changes in fair value are reported in operations.

     The initial trading value of these securities indicated that the value of these securities was $777 and, accordingly, this amount was recorded as a bad debt recovery (shown as a reduction of selling, general and administrative expenses in the accompanying statements of operations) in the third quarter of 2004. By the end of the third quarter of 2004, the value of these securities had declined to $349 and the Company recorded an unrealized loss of $428 in the accompanying statements of operations for the quarter and the nine months ended September 26, 2004. Management intends to sell this investment (included in prepaid expenses and other in the accompanying balance sheet as of September 26, 2004) within the next year.

9. Income Taxes

     The Company did not incur income tax expense for the third quarter of 2004 since a cumulative net loss was incurred for the first nine months of 2004. The Company has substantial net operating loss carryforwards that are expected to offset taxable income for the foreseeable future, which would result in the elimination of regular federal income taxes. However, the Company is also subject to the alternative minimum tax and state income taxes, which may result in future income tax charges.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our 2003 Annual Report on Form 10-K.

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

Executive Summary

     During the third quarter of 2004, we achieved net income of $0.1 million compared to a net loss of $7.1 million in the third quarter of 2003. In 2001 through 2003, we experienced a severe contraction in our business where quarterly net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges. These plant closures combined with other restructuring and cost containment initiatives resulted in a much lower cost structure at the beginning of 2004.

     For the first quarter of 2004, we experienced a 28% increase in our net sales compared to the fourth quarter of 2003, which was the first significant quarterly increase in the past three years. For the second and third quarters of 2004, our net sales increased by nearly 30% compared to the first quarter of 2004. The improvement in our net sales this year was primarily responsible for our ability to achieve operating income of $1.4 million in the third quarter of 2004. However, after seven consecutive quarters of improvement, our operating income declined in the third quarter of 2004 by $0.7 million compared to the second quarter of 2004.

     Despite our improved earnings results in the first nine months of 2004, we used $27.8 million of operating cash flow, primarily to fund working capital requirements associated with the significantly higher sales volumes during this period. Our negative operating cash flows were funded by additional borrowings under our line of credit with Citibank, resulting in an increase in outstanding debt of $27.6 million during the first nine months of 2004. At the end of the third quarter of 2004, our borrowing availability was $13.1 million.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million and the maturity date was extended until July 2008. However, due to the requirement to maintain a lockbox arrangement the entire principal balance is classified as a current liability. If the Company desires greater borrowing capacity, the amended credit agreement permits an increase up to $100.0 million if a third financial institution agrees to join the existing lenders. If the amended credit agreement is inadequate to fund our activities, we would consider the issuance of subordinated debt or equity instruments to enable us to meet our capital requirements.

     We believe market conditions in the electronics industry peaked during the third quarter and we are currently taking steps to reduce costs in anticipation of sequentially lower net sales for the fourth quarter of 2004. Primarily due to a downturn in the semiconductor capital equipment sector and seasonal variations in other sectors that our customers are engaged in, we expect net sales will be between $102 million and $110 million for the fourth quarter of 2004. This is approximately 30% to 40% higher than the fourth quarter of 2003, but approximately 15% to 20% lower than the third quarter of 2004. While we have commenced efforts to reduce our cost structure in anticipation of lower net sales, our past experience indicates that it is extremely difficult to execute cost reduction actions without some deterioration in profitability. Additionally, it is not feasible to reduce fixed costs during temporary downturns, which results in lower margins due to less efficient capacity utilization.

     In October 2004, Applied Materials informed us that there would be a significant reduction in orders starting in the first quarter of 2005, due to the transition of major programs to alternative contract manufacturers. For the third quarter of 2004, Applied Materials accounted for 25% of our net sales. We have had an ongoing dispute with Applied Materials with regard to non-payment related to Applied Materials’ contractual obligations for excess and obsolete materials. We expect that Applied Materials will satisfy its existing purchase order commitments, and that we will continue to satisfy our delivery obligations. We expect that this transition will not adversely impact our results of operations until the first quarter of 2005.

     We are continuing to focus substantial efforts to improve operational performance and we believe these actions have the potential to partially mitigate the expected effects of lower net sales in the fourth quarter of 2004 and to improve profitability in 2005. Some of the tactical issues we are addressing include managing inventory purchases to improve our cash cycle time and to reduce incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and the renegotiation of unfavorable arrangements with certain customers.

Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the third quarter of 2003 compared to the third quarter of 2004. This section also contains a similar discussion and analysis of our operating results for the first nine months of 2003 compared to the first nine months of 2004.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first nine months of 2004 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our amended credit facility with Citibank, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

Information About Our Business

     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the aerospace and defense, semiconductor capital equipment, industrial, and medical markets. Our manufacturing services include printed circuit card assembly, cable and harness production, plastic injection molding, sheet metal, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

     We are engaged in the electronic manufacturing services industry. Accordingly, our largest single expenditure is for the purchase of electronic components and our expertise in electronics manufacturing techniques is critical to our ability to provide competitive, quality services. However, in order to comprehend our business it is also important to understand that our customers are engaged in aerospace and defense, semiconductor capital equipment, medical products, and many other industries. While our ability to compete with other companies in the EMS industry is important to our long-term success, short-term fluctuations in the demand for our manufacturing services are primarily affected by the economic conditions in the industry sectors served by our customers. Since over 60% of our customers are concentrated in two industry sectors, the quarterly fluctuations in our net sales can be extremely volatile when these sectors are experiencing either rapid growth or contraction.

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

     Revenue Recognition. We recognize revenue from manufacturing services and product sales upon shipment and transfer of title of the manufactured product, whereby our customers assume the risks and rewards of ownership of the product. Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, we expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer before revenue is recognized. In limited circumstances, the Company’s customers agree to purchase products but they request that we store the physical product in our facilities. In these circumstances, revenue is only recognized when the terms of the arrangement comply with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Occasionally, we enter into arrangements where services are bundled and completed in multiple stages. In these cases, we follow the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Revenue from design, engineering and other services is recognized as the services are performed.

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

Overview of Statement of Operations

     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering and other services are generally recognized as the services are performed. Our sales are recorded net of customer discounts and credits taken or expected to be taken.

     Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges and credits related to manufacturing operations for lease exit costs, severance and retention cost, impairment of long-lived assets, and obsolete and slow moving inventories. Many factors affect our gross margin, including capacity utilization, product mix, and production volume.

     Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and external sales representatives and marketing costs; insurance expenses; depreciation expense related to assets not used in manufacturing activities; bad debt charges and recoveries; professional fees for auditing and legal assistance; and general corporate expenses.

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

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended September 28, 2003 and September 26, 2004:

	Quarter Ended		Nine months Ended
	September 28,	September 26,	September 28,	September 26,
	2003	2004	2003	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	101.4%	94.1%	104.0%	94.6%

Gross profit (loss)	(1.4)%	5.9%	(4.0)%	5.4%
Operating costs and expenses:
Selling, general, and administrative	6.3%	4.5%	7.0%	4.9%
Severance, retention, and lease exit costs	0.3%	0.2%	0.2%	0.3%
Related party expense- management fees	—%	0.1%	—%	0.2%

Operating income (loss)	(8.0)%	1.1%	(11.2)%	—%

Quarter Ended September 26, 2004 Compared to Quarter Ended September 28, 2003

     Net Sales. Net sales increased $48.9 million, or 61.4%, from $79.6 million for the third quarter of 2003 to $128.5 million for the third quarter of 2004. The increase in 2004 net sales was primarily attributable to an increase of $34.1 million in our net sales to customers engaged in the semiconductor capital equipment sector, an increase of $6.8 million for customers in the industrial sector, and an increase of $4.5 million for customers in the aerospace and defense sector. For the third quarter of 2004, we recognized net sales to new customers of approximately $6.2 million. For the third quarter of 2003, net sales include recovery of unauthorized customer discounts of approximately $0.4 million.

     For the third quarter of 2003, Honeywell and Applied Materials accounted for 25% and 14%, respectively, of our net sales. For the third quarter of 2004, Honeywell and Applied Materials accounted for 20% and 25%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $8.8 million from a loss of $1.1 million in the third quarter of 2003 to a profit of $7.6 million in the third quarter of 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 1.4% of net sales in the third quarter of 2003 to a profit of 5.9% of net sales in the third quarter of 2004. The improvement in gross profit in the third quarter of 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     For the third quarter of 2003, we incurred restructuring costs of $1.2 million, consisting of $0.6 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.4 million for lease exit costs associated with the consolidation of operations in Phoenix and $0.2 million for severance costs related to terminated employees. For the third quarter of 2004, restructuring costs related to manufacturing activities were insignificant.

     Through the third quarter of 2004 a substantial amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the third quarter of 2004 declined by approximately $3.4 million compared to the third quarter of 2003, and this reduction also contributed favorably to the improvement in our gross profit.

     Inventory write-downs increased $0.2 million from $0.8 million, or 1.0% of net sales, in the third quarter of 2003 to $1.0 million, or 0.7% of net sales, in the third quarter of 2004. This reduction in inventory write-downs as a percentage of net sales resulted primarily from our substantial efforts to continue to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased by $0.8 million to $5.8 million in the third quarter of 2004 compared to $5.0 million in the third quarter of 2003. The increase in SG & A was primarily attributable to increases in salaries and benefits of $1.4 million, partially offset by net bad debt recoveries of $0.7 million.

     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.3 million for the third quarter of 2004, primarily due to a lease exit charge related to a revision of estimates about the expected subleasing of a building in Phoenix that was previously used for administrative purposes. For the third quarter of 2003, no costs were incurred for severance, retention, and lease exit related to our administrative activities.

     Interest Expense. Interest expense increased $0.2 million, or 30.2%, from $0.8 million in the third quarter of 2003 to $1.0 million in the third quarter of 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $31.9 million during the third quarter of 2003 to $64.5 million for the third quarter of 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 6.5% in the third quarter of 2003 to 4.9% in the third quarter of 2004.

     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of the third quarter of 2004, which resulted in an unrealized loss of $0.4 million. We are actively seeking a buyer of these securities and expect to complete a sale within the next year.

Nine Months Ended September 26, 2004 Compared to Nine Months Ended September 28, 2003

     Net Sales. Net sales increased $124.9 million, or 53.2%, from $234.6 million for the first nine months of 2003 to $359.6 million for the first nine months of 2004. The increase in 2004 net sales was primarily attributable to an increase of $89.4 million in our net sales to customers engaged in the semiconductor capital equipment sector, an increase of $27.1 million for customers in the industrial sector, and an increase of $6.5 million for customers in the medical sector. For the first nine months of 2003 and 2004, we recognized net sales related to the May 2003 acquisition of Trilogic Systems $4.3 million and $12.4 million, respectively. For the first nine months of 2004, we recognized net sales to new customers of approximately $18.1 million.

     Net sales for the first nine months of 2003 and 2004 includes approximately $6.7 million and $5.2 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For the first nine months of 2003, net sales also include the recovery of unauthorized customer discounts of approximately $1.0 million.

     For the first nine months of 2003, Honeywell and Applied Materials accounted for 30% and 16%, respectively, of our net sales. For the first nine months of 2004, Honeywell and Applied Materials accounted for 21% and 26%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $28.7 million from a loss of $9.4 million in the first nine months of 2003 to a profit of $19.3 million in the first nine months of 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 4.0% in the first nine months of 2003 to a profit of 5.4% in the first nine months of 2004. The improvement in gross profit in the first nine months of 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     Through the first nine months of 2004 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first nine months of 2004 declined by approximately $7.8 million compared to the first nine months of 2003, and this reduction also contributed favorably to the improvement in our gross profit. We expect depreciation expense will continue to decline by approximately $2.5 million for the year ending December 31, 2005 compared to the year ending December 31, 2004.

     Inventory write-downs decreased $0.9 million from $2.9 million, or 1.2% of net sales, in the first nine months of 2003 to $2.0 million, or 0.6% of net sales, in the first nine months of 2004. This reduction in inventory write-downs resulted primarily from our substantial efforts to continue to improve our inventory management processes and to work more closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $1.5 million, or 8.8%, from $16.3 million in the first nine months of 2003 to $17.8 million in the first nine months of 2004. The increase in SG & A during the first nine months of 2004 was primarily attributable to an increase in compensation and benefits of $2.2 million, an increase in professional fees of $0.2 million; offset by net bad debt recoveries of $0.4 million, and a decrease in facilities-related costs of $0.5 million.

     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $1.0 million in the first nine months of 2004, primarily due to a lease exit charge of $0.6 million related to the consolidation of our Phoenix operations. We also incurred severance costs of approximately $0.3 million in the first nine months of 2004.

     Interest Expense. Interest expense increased $1.0 million, or 51.3%, from $1.9 million in the first nine months of 2003 to $2.9 million in the first nine months of 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $23.5 million during the first nine months of 2003 to $53.5 million for the first nine months of 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 6.7% in the first nine months of 2003 to 5.5% in the first nine months of 2004.

     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of the third quarter of 2004, which resulted in an unrealized loss of $0.4 million. We are actively seeking a buyer of these securities and expect to complete a sale within the next year.

     Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities in the first nine months of 2004 was $27.8 million, compared with net cash used by operating activities of $18.9 million in the first nine months of 2003. The difference between our net loss of $3.2 million in the first nine months of 2004 and $27.8 million of negative operating cash flow was primarily attributable to an increase in trade receivables of $20.6 million and an increase in inventories of $23.5 million, partially offset by an increase in accounts payable of $8.9 million, $9.7 million of depreciation and amortization expense, and a decrease in prepaid expenses and other of $2.3 million.

     The large increases in trade receivables and inventories are directly related to a 53.2% increase in our net sales for the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003. For the fourth quarter of 2004, we expect a decrease in our net sales between 15% and 20% compared to the third quarter of 2004. We expect this decrease in our net sales will result in lower receivables and inventories by the end of 2004, which will contribute to positive operating cash flow of approximately $10 million along with a corresponding reduction in outstanding debt for the fourth quarter of 2004.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 39 days for the third quarter of 2004, compared to 46 days for the comparable period of 2003.

     Inventories increased 38.7% to $85.2 million at September 26, 2004, compared to $61.4 million at December 31, 2003. For the third quarter of 2004, inventory turns (annualized cost of goods sold excluding restructuring charges of $1.1 million for the third quarter of 2003 and $0.1 million for the third quarter of 2004, divided by quarter-end inventories) improved to 5.7 times per year compared to 5.5 times per year for the comparable period in 2003.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first nine months of 2004 was $4.7 million compared with net cash used by investing activities of $2.6 million in the first nine months of 2003. Investing cash flows for the first nine months of 2004 totaled $4.7 million of cash outflows, consisting of the payment of $2.1 million of contingent consideration related to the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.4 million for the acquisition of a business, and $2.2 million for other capital expenditures.

     Investing cash flows for the first nine months of 2003 include capital expenditures of $0.6 million for leasehold improvements at our Olathe, Kansas facility, $1.5 million for new manufacturing equipment at several locations (including approximately $0.9 million for testing equipment to meet new customer manufacturing requirements), and $0.6 million for software and computer equipment. In July 2003, we also paid $0.2 million for the purchase of certain design and engineering assets from an entity affiliated with Trilogic. Our cash outflows for investing activities were partially offset by $0.3 million of cash acquired in the acquisition of Trilogic.

     Cash Flows from Financing Activities. Net cash provided by financing activities in the first nine months of 2004 was $32.5 million, compared with net cash provided by financing activities of $19.9 million in the first nine months of 2003. Financing cash flows in the first nine months of 2004 reflect net borrowings under our revolving line of credit of $27.6 million. During the first nine months of 2004, an increase in outstanding checks in excess of cash balances of $6.7 million contributed positively to cash flows from financing activities. During the first nine months of 2004, the Company also paid debt issuance costs of $1.8 million, primarily related to the July 2004 amendment to our credit facility with Citibank.

     Financing cash flows in the first nine months of 2003 reflect net borrowings under our revolving line of credit of $19.2 million. During the first nine months of 2003, an increase in outstanding checks in excess of cash balances of $1.3 million contributed positively to cash flows from financing activities. During the first nine months of 2003, the Company also paid debt issuance costs of $0.6 million related to our credit facility with Citibank.

     Contractual Obligations. The following table summarizes our contractual obligations as of September 26, 2004:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other	Total
	(Dollars in Table are in Millions)
Year ending September 30:
2005	$61.6	$3.9	$52.2	$1.3	$119.0
2006	—	3.4	—	—	3.4
2007	—	2.7	0.5	—	3.2
2008	—	1.2	—	—	1.2
2009	—	0.7	—	—	0.7
After 2009	—	0.9	—	—	0.9

	$61.6	$12.8	$52.7	$1.3	$128.4

(1) Revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the banks’ requirement for a “lockbox” arrangement.

(2) Includes an aggregate of $1.9 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at September 26, 2004. Accounting principles generally accepted in the United States of America require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3) Consists of obligations under outstanding purchase orders. Approximately 86% of the deliveries under outstanding purchase orders are expected to be received in the fourth quarter of 2004. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

     The table shown above does not include unearned contingent consideration payable in the first quarter of 2005 related to the purchase of Trilogic Systems. Pursuant to the purchase agreement, we may be required to pay up to approximately $1.9 million (of which approximately $0.8 million is included in the table above and has been accrued as a payable on our balance sheet at September 26, 2004) if certain sales targets are achieved for 2004. For the year ended December 31, 2003, the minimum sales target was achieved and we recorded a payable of approximately $2.1 million, which was paid in the first quarter of 2004. The purchase agreement also requires that we estimate the annual amount of qualified 2004 sales based on actual sales for the first nine months of 2004 and calculate the estimated amount of consideration that would be payable for the annual 2004 sales target. Accordingly, we may be required to issue a letter of credit up to $1.9 million in the fourth quarter of 2004 for the estimated amount of the contingent consideration payable related to the 2004 annual sales target. A letter of credit for the 2003 sales target was issued in the fourth quarter of 2003 for approximately $2.0 million and this letter of credit was canceled after we made the $2.1 million payment in the first quarter of 2004.

     In October 2004, we entered into a new lease for a manufacturing facility in Tijuana, Mexico. This lease provides for annual rent payments of $0.4 million and expires in September 2009. These lease payments are excluded from the table shown above.

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

     Capital Resources. Our working capital at September 26, 2004 totaled $17.4 million compared to $49.4 million at December 31, 2003. This decrease in working capital is attributable to the reclassification to current liabilities of outstanding borrowings under our amended credit agreement due to the existence of the lockbox arrangement discussed below. At September 26, 2004, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $75.0 million, and we had outstanding borrowings of approximately $61.6 million and an outstanding letter of credit for $0.3 million under this credit facility. Accordingly, as of September 26, 2004, we had unused availability of $13.1 million after deducting outstanding borrowings and the letter of credit.

     On October 28, 2004, new banking regulations went into effect that will accelerate the time required for checks to clear, thereby reducing “float” time for our disbursements and receipts. At September 26, 2004, we had outstanding checks in excess of cash balances of $6.8 million. We estimate that if these new regulations had been in effect at the end of the third quarter, approximately $2.0 million of checks would have cleared and additional borrowings under our amended credit agreement would have been required to fund this amount.

     Despite the improved operating results in the first nine months of 2004, we used $27.8 million of operating cash flow, primarily to fund working capital requirements associated with the significantly higher sales volumes during this period. Our negative operating cash flows were funded by additional borrowings under our line of credit with Citibank, resulting in an increase in outstanding bank debt of nearly $27.6 million during the first nine months of 2004. Based on our current estimates, we believe our borrowing availability of $13.1 million is adequate to fund our operations for at least the next twelve months.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million but the maturity date was extended until July 7, 2008. The amended credit agreement includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, even though the maturity date of the amended credit agreement is in July

2008, the accounting rules require that the entire outstanding principal balance be classified as a current liability in the accompanying balance sheet as of September 26, 2004.

     The amended credit agreement includes less stringent covenants for EBITDA and covenants for minimum tangible net worth and capital expenditures were eliminated in the amended agreement. For the remainder of 2004, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. Beginning in 2005, interest rates will be adjusted further depending on the amount of EBITDA for the preceding four fiscal quarters. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.

     If the Company desires greater borrowing capacity to make strategic business acquisitions or to accommodate growth beyond our current forecast, the amended credit agreement permits an increase up to $100.0 million if a third financial institution agrees to join the existing lenders. Furthermore, if the borrowing capacity under the amended credit agreement is not sufficient to fund our activities, we would consider the issuance of subordinated debt or equity instruments to enable us to meet our capital requirements. However, the issuance of subordinated debt instruments would require approval of the lenders under the amended credit agreement. The amended credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. As of September 26, 2004, the Company is in compliance with the covenants under the amended credit agreement.

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

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) covenant discussed below. If we violate the financial covenants in the future, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, the Company’s lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is EBITDA. Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided below the details of the calculations for the quarter and the nine months ended September 26, 2004 using a “traditional” EBITDA definition, as well as the calculation of EBITDA as defined in our credit agreement. Our credit agreement provides for a modified definition of EBITDA that excludes certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons.

     As shown below, the measure of EBITDA under a “traditional” definition differs significantly from the calculation of EBITDA under our credit agreement:

	Period Ended September 26, 2004:
	Quarter	Nine Months
	(Dollars in Millions)
Net income (loss)	$0.1	$(3.2)
Income tax expense (benefit)	—	—
Interest expense	1.0	3.0
Depreciation and amortization	2.5	9.0

EBITDA per “traditional” definition	3.6	8.8
Restructuring costs (A)	0.3	1.1
Other charges (B)	0.1	0.3

EBITDA per credit agreement definition	$4.0	$10.2

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Primarily consists of stock-based compensation expense.

In order to remain in compliance with the EBITDA covenant under the amended credit agreement, the Company’s EBITDA (as defined in the credit agreement) must be no less favorable than negative $2.5 million for the year ending December 31, 2004. Beginning in 2005, as of the end of each fiscal quarter, EBITDA must be no less favorable than break-even for the four preceding fiscal quarters. Management believes the Company will be able to comply with the EBITDA covenant over the entire term of the amended credit agreement.

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

     As a result of the soft demand in the end markets served by our customers, our net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. As demand in these end markets increased, our net sales increased to $100.7 million in the first quarter of 2004 and $130.4 million in the second quarter of 2004. In the third quarter of 2004, our net sales were $128.5 million, and we expect that net sales will be in the range of $102 million to $110 million for the fourth quarter of 2004.

     During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

     During periods of rapidly increasing net sales, we often experience inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials and overtime costs related to our workforce. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements. Significant increases in net sales are typically accompanied by corresponding increases in inventories and receivables that must be financed with borrowings under our amended credit agreement.

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

     One of our principal customers is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace segment of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations. See “—We experience significant volatility in our net sales which leads to significant operating inefficiencies and the potential for significant charges.” In addition, continuing tensions in the Middle East, have resulted in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. For the first nine months of 2004, Honeywell and Applied Materials accounted for 21% and 26%, respectively, of our net sales. We expect a significant portion of our net sales will continue to be generated by a small number of customers.

     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the industry segments in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. Applied Materials recently informed us that it has decided to transition substantially all of its business to alternative contract manufacturers. We expect that this transition will adversely impact our results of operations beginning in the first quarter of 2005.

     If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our net sales. There can be no assurance that current customers, including Honeywell, will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.

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

     Our future results of operations will be affected by our ability to successfully manage future opportunities for growth. Rapid growth, such as that experienced in the first nine months of 2004, is likely to place a significant strain on our managerial, operational, financial, and other resources. If this growth continues, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

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

     As of September 26, 2004, we had outstanding bank debt of approximately $61.6 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     The stock market has recently experienced volatility that has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations occur, our stock price could decline regardless of our actual operating performance, and investors could lose a substantial part of their investments. Moreover, if an active public market for our stock is not sustained in the future, it may be difficult to resell our stock.

     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 10,000 shares per day compared to 27,415,221 issued and outstanding shares as of September 26, 2004. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

     The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	failure to meet the performance estimates of securities analysts;

•	changes in estimates of our results of operations by securities analysts;

•	announcements about the financial performance and prospects of the industries and customers we serve;

•	announcements about the financial performance of our competitors in the electronic manufacturing services industry;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions; and

•	general stock market conditions.

Our major stockholder controls us and our stock price could be influenced by actions taken by this stockholder. Additionally, this stockholder could prevent a change of control or other business combination, or could effect a “short form” merger without the approval of other stockholders.

     Thayer-Blum owns approximately 90% of our common stock, and five of our eleven directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 26, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     On September 16, 2004, the Company held its annual meeting of stockholders to vote on the election of four directors, each for a term of three years. The shareholders voted in favor of election of four directors, with the following votes cast:

Name	For	Withhold
Jeffrey W. Goettman	25,026,496	131,955
John C. Walker	25,123,121	35,330
Thomas B. Sabol	25,028,274	130,177
Enrique Zambrano	25,121,556	36,895

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

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

SUNTRON CORPORATION

(Registrant)

Date: November 9, 2004	/s/ James K. Bass

James K. Bass
Chief Executive Officer

Date: November 9, 2004	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: November 9, 2004	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002