Form 10-K
period 2004-12-31
SUNTRON CORP
filed 2005-04-07
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004, or

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

     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant, computed as of June 25, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $20.8 million. This amount is based on 3,028,000 shares held by non-affiliates. For purposes of this computation, all current officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

     As of March 31, 2005, there were outstanding 27,415,221 shares of the registrant’s Common Stock, $0.01 par value.

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

PART I

ITEM 1. BUSINESS

Overview

     Suntron Corporation delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, industrial, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. Our manufacturing services include printed circuit board assembly, cable and harness production, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

Manufacturing Services

     We provide a variety of manufacturing services including printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services, and engineering and design services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes (referred to as “high-mix” manufacturing services). Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability all the way through material procurement, supply chain management, final assembly, and testing, to reduce our customers’ costs and improve their time to market. We provide the following services:

     Design Services. We provide our customers product development, design and test engineering services. Our design for manufacturability and design for testability reviews allow our engineering group to collaborate with our customers early in the design process to reduce variation, cost, and complexity in new designs. Following completion of the initial design, we also offer design services to assist our customers in taking their product to market. Our support teams work closely with our customers through all stages of product planning and production. Our computer systems feature a computer-aided design capability that allows our engineers to collaborate online with a customer’s engineers when developing and changing product designs.

     Prototype Manufacturing Services. We provide quick-turn prototype manufacturing services that provide customers with 24 hour to 10-day turnaround times. Our prototype manufacturing operations, located in Manchester, New Hampshire, and Phoenix, Arizona, provide full turnkey solutions to support our customers with new product introduction activities. These services permit our customers to be more competitive by reducing the amount of time required to bring new products to market.

     Materials and Supply Chain Management Services. We consult with our customers and their suppliers early in the component selection process. This early supplier involvement helps ensure an efficient supply stream that focuses not only on cost but also on availability of components and the component life cycle. When material obsolescence affects our customers’ designs, we can provide recommendations on alternative components through our component-engineering group. We have developed innovative material planning relationships with a select group of Original Equipment Manufacturers (“OEMs”) in the semiconductor capital equipment, aerospace and defense, computer, medical instrumentation, networking, and telecommunications industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. In addition, certain of our customers have internet access to our intranet in order to monitor printed circuit board production quality, board and box-build assembly methods, and product throughput in a real-time environment. Each customer’s internet access is secured and tailored for the customer’s unique needs. We further complement our offerings by providing full logistics support that allows the final assembly to be shipped directly to the customer’s end user. This supply chain management ability differentiates us as a resource in enhancing customers’ cost-efficiency and time-to-market.

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

     Testing Services. We offer in-circuit functional testing and environmental “stress” testing that includes temperature and motion/shock/electronic cycle testing. These tests verify that components have been properly placed and electrical continuity exists at the proper places on the circuit board. Functional testing is performed on the in-circuit testers or separate test adapters and verifies that the board or system is in compliance with customer specifications. Environmental tests determine how the product will function at various temperatures and seeks to identify and remove any latent defects that might appear later in the product life cycle.

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

Customers

     Suntron focuses on serving OEMs in industries that have high-mix requirements. Sales to Honeywell International, Inc. (“Honeywell”) and Applied Materials, Inc. (“Applied”) represented approximately 21% and 25%, respectively, of our net sales for 2004. In the fourth quarter of 2004, Applied informed us that they planned to transition substantially all of their business with us to alternative contract manufacturers and by January 2005 this transition was substantially complete. Accordingly, we expect this transition will adversely impact our results of operations beginning in the first quarter of 2005. The loss of Honeywell as a customer would, and the loss of any other significant customer could, have a material adverse effect on our financial condition and results of operations. The following table presents Suntron’s net sales by market sector for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004
Semiconductor capital equipment	25%	24%	39%
Aerospace and defense	42%	33%	24%
Industrial	9%	25%	25%
Networking and telecommunications	18%	15%	9%
Medical equipment	1%	3%	3%
Other	5%	–%	–%

Total	100%	100%	100%

Sales and Marketing

     Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers’ key personnel.

     We continue to focus our sales and marketing efforts on the following market sectors: (1) semiconductor capital equipment, (2) aerospace and defense, (3) industrial, (4) networking and telecommunications, and (5) medical equipment. This approach facilitates sales personnel specialization within related product groupings and permits sales representatives to develop a high degree of technical expertise.

     Our sales strategy is to target (1) technology companies with minimal manufacturing capabilities that require “one-stop shopping” service in rapidly evolving sectors and (2) OEMs in our target markets that require the outsourcing services in which we specialize. Our vertical integration, coupled with our unique focus on the underserved high-mix needs of our customers, differentiates us from other electronics manufacturing services providers.

     We supplement the efforts of our sales force in the marketing of our services with direct mailings of brochures and other literature.

Backlog

     Although we obtain firm purchase orders from our customers, OEM customers typically do not place firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales since customers may reschedule or cancel orders.

Suppliers

     We use numerous suppliers of electronic components and other materials for our operations. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Factors That May Affect Future Results — We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which would cause us to delay shipments to customers.” We attempt to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.

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

Employees

     As of March 31, 2005, we had 1,559 full-time equivalent employees, including 1,089 that were engaged in manufacturing operations, 286 in material handling and procurement, and 184 in finance, sales, and administration. As of the same date, we also engaged the full-time services of 433 temporary laborers through employment agencies. None of our employees are subject to a collective bargaining agreement. Our management team believes that the relationship with our employees is good.

Availability of Reports Filed with the Securities and Exchange Commission

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.suntroncorp.com/investor/index.html#, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (i) telephonic request by calling 1-888-520-3382, (ii) email request to ir@suntroncorp.com, or (iii) a written request to Suntron Corporation Investor Relations, 2401 West Grandview Road, Phoenix, Arizona 85023.

ITEM 2. PROPERTIES

     The following table describes locations where our material operations are conducted.

	Year Acquired/	Approximate Size	Owned/
Location	Opened	(Square Feet)	Leased	Primary Use
Sugar Land, Texas	2000	472,000	Owned	Manufacturing
Phoenix, Arizona	1999	99,000	Leased	Manufacturing/
				Headquarters
Lawrence, Massachusetts	2001	73,000	Leased	Manufacturing
Olathe, Kansas	2002	49,000	Leased	Manufacturing
Garner, Iowa	2002	40,000	Leased	Manufacturing
Newberg, Oregon	1998	65,000	Leased	Manufacturing
Tijuana, Mexico	2005	78,000	Leased	Manufacturing
Tijuana, Mexico	1999	30,000	Leased	Manufacturing
Manchester, New Hampshire	1998	19,000	Leased	Manufacturing

     We lease a 45,000 square foot facility in Phoenix that is not shown in the table above since we exited it in February 2004. We are currently subleasing approximately 43% of this facility for $19,800 per month, and we are actively marketing the remainder of this facility to locate a sublease tenant. In March 2005, we exited a 45,000 square foot warehouse in Austin, Texas. We entered into a lease termination agreement with the landlord for the Austin warehouse for cash payments totaling $160,000. We believe our facilities are in good condition and that our current capacity is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     Suntron Corporation and Suntron GCO, L.P. v. Applied Materials, Inc. In December 2004, Suntron filed a complaint in the 268th Judicial District Court of Fort Bend County, Texas (the “Texas Complaint”) against Applied. On February 14, 2005, we filed a Cross Complaint in the Superior Court of the State of California, County of Santa Clara (the “California Cross Complaint”). On February 25, 2005, we amended the Texas Complaint. The Texas Complaint and the California Cross Complaint are substantially similar actions that set forth our claim for reimbursement of amounts in excess of $20 million that we believe Applied is contractually obligated to pay, including amounts due for excess and obsolete inventories of $18.3 million as of January 2005. The California Cross Complaint and the Texas Complaint also set forth various causes of action that we are asserting against Applied and are seeking to recover punitive damages, interest and legal fees.

     Applied Materials, Inc. v. Suntron Corporation On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California, County of Santa Clara. We have supplied parts to Applied on a contract basis for approximately ten years. We have been asserting claims against Applied for reimbursement for excess and obsolete inventory and other costs associated with our manufacturing work on behalf of Applied. Applied filed suit in state court in California for a declaration of the parties’ rights with respect to our claim for reimbursement. Applied seeks attorneys’ fees but no damages were claimed.

     Management believes that Applied is responsible for the carrying value of these inventories and we intend to vigorously prosecute all of our claims. The precise amount or likelihood of recovery cannot be quantified, and no assurances can be given as to the final timing or outcome of this litigation. There are no other legal proceedings to which we are a party or to which any of our properties are subject, that we expect to have a material adverse effect on our company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

     Our common stock is listed on the Nasdaq National Market under the symbol “SUNN”. The following table sets forth the low and high closing sale prices for the Company’s common stock, as reported on the Nasdaq National Market, for each of the fiscal quarters in 2003 and 2004:

Period Ended	Low	High
March 30, 2003	$2.75	$4.75
June 29, 2003	$2.24	$3.75
September 28, 2003	$2.48	$3.45
December 31, 2003	$3.18	$4.58
March 28, 2004	$4.45	$8.31
June 27, 2004	$5.18	$9.00
September 26, 2004	$4.01	$6.27
December 31, 2004	$3.00	$5.19

     As of March 31, 2005, there were approximately 623 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq National Market on March 31, 2005 was $2.15 per share.

Dividends

     Our senior credit facility prohibits the payment of dividends. Suntron has not declared or paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2004 are derived from our audited consolidated financial statements (including financial statements of our predecessors, EFTC Corporation and K*TEC Electronics Holding Corporation). The consolidated financial statements as of December 31, 2003 and 2004, and for each of the years in the three-year period ended December 31, 2004, and the report of independent registered public accounting firm thereon, is included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$463,130	$574,401	$370,797	$313,231	$475,388
Cost of goods sold	439,210	579,123	398,767	321,599	449,516

Gross profit (loss)	23,920	(4,722)	(27,970)	(8,368)	25,872

Operating costs and expenses:
Selling, general and administrative expenses	27,020	29,619	27,234	22,648	24,361
Severance, retention, and lease exit costs	4,579	228	169	124	1,085
Recapitalization and reorganization transaction costs	5,336	2,375	312	–	–
Related party fees	2,713	3,750	835	750	750
Impairment of long-lived assets	1,662	–	21	–	–
Goodwill amortization	907	2,905	–	–	–

Operating loss	(18,297)	(43,599)	(56,541)	(31,890)	(324)

Interest expense	(10,881)	(12,217)	(2,568)	(2,696)	(3,982)
Reduction in interest due to settlement of dispute	–	–	1,029	–	–
Gain (loss) on sale of assets	4,369	764	(166)	50	(11)
Other, net	549	551	835	248	(140)

Loss before income taxes and cumulative effect of change in accounting principle	(24,260)	(54,501)	(57,411)	(34,288)	(4,457)
Income tax benefit (expense)	(287)	(20)	276	–	–

Loss before cumulative effect of change in accounting principle	(24,547)	(54,521)	(57,135)	(34,288)	(4,457)
Cumulative effect of change in accounting principle	–	–	(69,015)	–	–

Net loss	$(24,547)	$(54,521)	$(126,150)	$(34,288)	$(4,457)

Net loss applicable to common stockholders:
Basic and Diluted	$(27,019)	$(55,071)	$(126,150)	$(34,288)	$(4,457)

Net loss per share applicable to common stockholders- Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(3.64)	$(2.29)	$(2.08)	$(1.25)	$(0.16)
Cumulative effect of change in accounting principle	–	–	(2.52)	–	–

Net loss	$(3.64)	$(2.29)	$(4.60)	$(1.25)	$(0.16)

Number of shares used for computation- Basic and Diluted	7,433	24,092	27,409	27,409	27,413

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Other Operating Data:
Computation of EBITDA (a)(b)
Loss before cumulative effect of change in accounting principle	$(24,547)	$(54,521)	$(57,135)	$(34,288)	$(4,457)
Income tax expense (benefit)	287	20	(276)	–	–
Interest expense	10,881	12,217	2,568	2,696	3,982
Reduction in interest under settlement	–	–	(1,029)	–	–
Depreciation and amortization expense	12,639	25,064	21,987	22,133	11,199

EBITDA (a)(b)	$(740)	$(17,220)	$(33,885)	$(9,459)	$10,724

Cash Flow Data:
Cash provided (used) by:
Operating activities	$(84,062)	$75,543	$22,779	$(19,768)	$(22,774)
Investing activities	(171,428)	(16,772)	(7,779)	(2,805)	(4,521)
Financing activities	288,937	(78,762)	(27,551)	20,978	27,283

	December 31,
	2000	2001	2002	2003	2004
		(In thousands)
Balance Sheet Data:
Total assets	$535,445	$322,639	$172,216	$154,646	$180,109
Total debt	152,854	43,830	10,856	34,011	59,128
Stockholders’ equity	244,671	230,132	104,011	69,949	65,814
Total invested capital (c)	397,525	273,962	114,867	103,960	124,942

Liquidity Data:
Working capital (d)	$216,416	$105,530	$50,372	$49,378	$17,153

(a)	Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. An EBITDA-based calculation is also used by our lenders in determining compliance with certain financial covenants.

(b)	The primary measure of operating performance is net income (loss). EBITDA should not be construed as an alternative to net income (loss), determined in accordance with U.S. generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. However, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. For example, as discussed in greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K, the calculation of EBITDA in our amended credit agreement with Citibank is different than the calculation of EBITDA shown above.

(c)	Total invested capital represents total debt plus total stockholders’ equity.

(d)	Working capital represents total current assets less total current liabilities. Beginning in 2004, the principal balance ($59,128 at December 31, 2004) under our revolving credit agreement is included in current liabilities due to the existence of a “lockbox” requirement in the amended credit agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those results anticipated in these forward-looking statements as a result of certain factors, including those set forth in “Factors That May Affect Future Results” below and elsewhere in this report.

Executive Summary

     For the year ended December 31, 2004, we incurred a net loss of $4.5 million which is a significant improvement compared to net losses of $126.2 million in 2002 and $34.3 million in 2003. During 2001 through 2003, we experienced a severe contraction in our business where quarterly net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges. These plant closures combined with other restructuring and cost containment initiatives resulted in a much lower cost structure at the beginning of 2004.

     In 2004, we experienced increased demand in each of our targeted market sectors which resulted in a 52% increase in our net sales in 2004 compared to 2003. Gross profit improved by $34.2 million in 2004 due to improved plant capacity utilization that was driven by increased net sales, and a $10.8 million reduction in depreciation and amortization expense. However, after seven consecutive quarters of improvement, our net sales and gross profit began to decline in the third quarter of 2004. We expect a further reduction of 25% to 30% in our net sales for the first quarter of 2005 compared to the fourth quarter of 2004.

     Applied accounted for 18% of our net sales for 2003 and 25% of our net sales for 2004. In October 2004, Applied notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied had substantially terminated. In December and February 2005, we filed lawsuits in Texas and California that seek, through the enforcement of contractual provisions or based upon tort theories, to recover approximately $18.3 million of costs incurred for excess and obsolete inventories; additional charges for carrying costs, warehousing costs, cancellation charges, and employee termination costs; plus punitive damages, interest and legal fees. We believe that Applied is responsible for the net carrying value of these inventories and we intend to vigorously prosecute all of our claims against Applied. The precise amount or likelihood of recovery cannot be quantified, and no assurances can be given as to the final timing or outcome of the litigation.

     Despite our improved financial results for 2004, we used $22.8 million of operating cash flow, primarily to fund working capital requirements associated with the significantly higher sales volumes during this period. Our negative operating cash flows were funded by additional borrowings under our revolving line of credit, resulting in an increase in outstanding debt of $25.1 million during 2004. Due to the termination of our relationship with Applied, our lenders determined in January 2005 that all inventories related to Applied are ineligible in future calculations of the borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to a reduction in our borrowing availability from $14.5 million at December 31, 2004 to $7.3 million at March 20, 2005. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. We believe the Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. We believe we will be able to comply with the amended EBITDA covenant and that our borrowing availability will be sufficient to fund planned operations in 2005.

     We believe market conditions in the semiconductor capital equipment market sector peaked during the third quarter of 2004, and we are currently taking steps to reduce costs in anticipation of sequentially lower net sales for the first quarter of 2005. In addition to the loss of Applied as a major customer, we are experiencing lower demand from other customers in the semiconductor capital equipment market sector and relatively flat demand in most of our other targeted market sectors. While we have commenced efforts to reduce our cost structure in anticipation of lower net sales, our past experience indicates that it is extremely difficult to execute cost reduction actions without some deterioration in profitability. Additionally, it is not feasible to reduce fixed costs during temporary downturns, which results in lower margins due to less efficient capacity utilization.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remain unchanged at $75.0 million and the maturity date was extended until July 2008. However, due to the requirement to maintain a lockbox arrangement, the entire principal balance is classified as a current liability.

     We are continuing to focus substantial efforts to improve operational performance. Some of the tactical issues we are addressing include managing inventory purchases to improve our cash cycle time and to reduce incremental borrowings, monitoring production schedules to minimize overtime and materials expediting charges (except for those cases where our customers agree to reimburse us to support their orders placed inside standard lead-times), and the renegotiation of unfavorable arrangements with certain customers.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview

Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operation	This section includes a description of the types of transactions that are included in each significant category included in our statement s of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for 2003 compared to 2004. This section also contains a similar discussion and analysis of our operating results for 2002 compared to 2003.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for 2004 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our amended credit agreement, including details about interest rates charged, calculation of the borrowing base and unused availability, the expected impact of litigation with Applied on our liquidity and capital resources, compliance with the EBITDA covenant in our credit agreement, and alternatives if current capital resources are inadequate.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

Information About Our Business

     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, industrial, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. Our manufacturing services include printed circuit board assembly, cable and harness production, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

     We are engaged in the EMS industry. Accordingly, our largest single expenditure is for the purchase of electronic components and our expertise in electronics manufacturing techniques is critical to our ability to provide competitive, quality services. However, in order to fully comprehend our business, it is also important to understand that our customers are engaged in semiconductor capital equipment, aerospace and defense, medical products, and many other industries. While our ability to compete with other companies in the EMS industry is important to our long-term success, short-term fluctuations in the demand for our manufacturing services are primarily affected by the economic conditions in the market sectors served by our customers. Since more than half of our customers have been concentrated in two market sectors, the quarterly fluctuations in our net sales can be extremely volatile when these sectors are experiencing either rapid growth or contraction.

     As an EMS company, many of our customers are original equipment manufacturers, or OEMs, that have designed their own products. Our customers request proposals that include key terms such as quality, delivery, and the price to purchase the materials and perform the manufacturing services to make one or more components or assemblies. Generally, the component or assembly that we manufacture is delivered to the customer where it is then integrated into their final product. We price new business with our customers by obtaining raw material quotes from our suppliers and then estimating the amount of labor and overhead that will be required to make the products.

     Before we begin a customer relationship, we typically enter into arrangements that are intended to protect us in case a customer cancels an order after we purchase the raw materials to fill that order. In these circumstances, the customer is generally required to purchase the materials or reimburse us if we incur a loss from liquidating the raw materials.

     The electronics manufacturing services industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply. In addition, our inventories consist of over 150,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.

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

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring-related obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue Recognition. We recognize revenue from manufacturing services and product sales upon shipment and transfer of title of the manufactured product, whereby our customers assume the risks and rewards of ownership of the product. Occasionally, we enter into arrangements where services are bundled and completed in multiple stages. In these cases, we follow the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, to determine the amount of revenue allocable to each deliverable.

     Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services after shipment; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, we expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer before revenue is recognized. In limited circumstances, the Company’s customers agree to purchase products but they request that we store the physical product in our facilities. In these circumstances, revenue is only recognized when the terms of the arrangement comply with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

     Write-Downs for Obsolete and Slow-Moving Inventories. Our judgments about excess and obsolete inventories are especially difficult because (i) hundreds of different components may be associated with a single product we manufacture for a customer, (ii) we make numerous products for most of our customers, (iii) even though we are engaged in the EMS industry, most of our customers are engaged in diverse industries, (iv) a significant amount of the parts we purchase are unique to a particular customer’s orders and there are limited alternative markets if that customer’s order is canceled, and (v) all of our customers experience dynamic business environments affected by a wide variety of economic, political, and regulatory factors. This complex environment results in positive and negative events that can change daily and which affect judgments about future demand for our manufacturing services and the amounts we can realize when it is not possible to liquidate inventories through production of finished products.

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

     Allowance for Doubtful Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, as well as to provide for adjustments related to pricing and quantity differences. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required. When our customers experience difficulty in paying us, we estimate how much of our receivable will not be collected. These judgments are often difficult because the customer may not divulge complete and accurate information. Even if we are fully aware of the customer’s financial condition it can be difficult to estimate the expected recovery and there is often a wide range of potential outcomes. Sometimes we collect receivables that we reserved for in prior periods and these recoveries are reflected as a credit to operations in the periods in which the recovery occurs. Over the past few years, we have diversified our concentration of business with our major customers and have added smaller customers that generally have higher credit risk. Accordingly, we may experience higher bad debt losses in the future.

     Restructuring Activities and Asset Impairments. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently weak in the areas in which we are attempting to sublease closed facilities, and we believe our estimates have appropriately considered these conditions.

     When we undergo changes in our business, including the closure or relocation of facilities, we often have equipment and other long-lived assets that are no longer needed in continuing operations. When this occurs, we are required to estimate future cash flows and if such undiscounted cash flows are less than the carrying value of the assets (or asset group, as applicable), we recognize impairment charges to reduce the carrying value to estimated fair value. The determination of future cash flows and fair value tend to be highly subjective estimates. When assets are held for sale and the actual market conditions deteriorate, or are less favorable than those projected by management, additional impairment charges may be required in subsequent periods.

     Contingencies. We are subject to loss contingencies arising in the ordinary course of business. These contingencies often involve legal proceedings where the outcome is not determinable with precision until all of the facts surrounding the dispute are known to both parties and legal counsel has had the opportunity to evaluate the merits of the case. An estimated loss from contingencies such as a legal proceedings and claims brought against us is required to be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Revisions in estimates related to the potential outcome of loss contingencies could have a material impact on our consolidated results of operations and financial position.

     From time to time, we are also subject to gain contingencies in the ordinary course of our business. Generally, it is not appropriate to record a gain contingency in our financial statements until it is realized in cash.

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements for the year ended December 31, 2004, included elsewhere in this Annual Report on Form 10-K.

Overview of Statement of Operations

     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering and other services are generally recognized as the services are performed. Our sales are recorded net of customer discounts and credits taken or expected to be taken.

     Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges and credits related to manufacturing operations for lease exit costs, severance and retention costs, impairment of long-lived assets, and obsolete and slow moving inventories. Many factors affect our gross profit, including capacity utilization, product mix, and production volume.

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

     Reorganization transaction costs consist of expenses incurred in connection with the business combination between EFTC and K*TEC, which is described in Note 3 of our consolidated financial statements included in this Report. Reorganization costs include professional fees and printing costs for the combination and related Securities and Exchange Commission filings. The business combination was accounted for as a reorganization of entities under common control, and, accordingly, these costs were charged to operations in the period when the costs were incurred.

     Impairment of long-lived assets reflects charges related to property, equipment and intangible assets not used in manufacturing activities; impairment of manufacturing assets is included in cost of goods sold.

     Interest expense relates to our senior credit facilities and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our $75 million credit facility that is not used from time to time.

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 2002, 2003, and 2004.

	2002	2003	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	107.5%	102.7%	94.6%

Gross profit (loss)	(7.5)%	(2.7)%	5.4%
Operating costs and expenses:
Selling, general, and administrative expenses	7.4%	7.3%	5.1%
Related party expenses- management fees	0.2%	0.2%	0.2%
Severance, retention, and lease exit costs	—	—	0.2%
Reorganization transaction costs	0.1%	—	—
Impairment of long-lived assets	—	—	—

Operating loss	(15.2)%	(10.2)%	(0.1)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2004

     Net Sales. Net sales increased $162.2 million, or 51.8%, from $313.2 million for 2003 to $475.4 million for 2004. The increase in 2004 net sales was primarily attributable to an increase of $107.9 million in our net sales to customers engaged in the semiconductor capital equipment sector, an increase of $38.8 million for customers in the industrial sector, and an increase of $10.6 million for customers in the aerospace and defense sector. For 2003 and 2004, we recognized net sales related to the May 2003 acquisition of Trilogic Systems of $8.0 million and $18.0 million, respectively. For 2004, we recognized net sales to new customers of approximately $19.0 million.

     Net sales for 2003 and 2004 includes approximately $8.2 million and $9.2 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For 2003, net sales also include the recovery of unauthorized customer discounts of approximately $1.0 million.

     For 2003, Honeywell and Applied accounted for 29% and 18%, respectively, of our net sales. For 2004, Honeywell and Applied accounted for 21% and 25%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit improved by $34.3 million from a loss of $8.4 million for 2003 to a profit of $25.9 million for 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 2.7% for 2003 to a profit of 5.4% for 2004. The improvement in gross profit for 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing costs remained relatively unchanged.

     In 2003, we incurred restructuring costs related to manufacturing activities of $2.7 million, including $1.3 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.5 million for lease exit costs primarily associated with the consolidation of operations in Phoenix, and $0.8 million for severance costs related to terminated employees. In November 2003, the Company entered into an agreement with the landlord of the Fremont facility whereby the Company paid $2.7 million as consideration for the early termination of the lease. The Company incurred additional costs of $0.4 million related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4.7 million due to the extinguishment of the remaining liability. This credit was reflected as a reduction of cost of goods sold since the loss relating to future lease exit costs of the vacated facility that was accrued in 2002 was charged to cost of goods sold. In 2004, we incurred restructuring costs related to our manufacturing activities of $0.3 million.

     Presented below is a combined summary of the changes in manufacturing- and administrative-related liabilities for lease exit costs and severance and retention obligations for the years ended December 31, 2003 and 2004 (Dollars in Millions):

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2002	$10.3	$0.1

Accrued expense for restructuring activities	0.4	1.1
Cash receipts under subleases	0.4	—
Cash payments	(5.9)	(1.1)
Reversal of accrued lease exit costs	(4.7)	—
Reclassification of non-level rent liability	0.5	—

Balance, December 31, 2003	1.0	0.1

Accrued expense for restructuring activities	0.4	0.6
Cash receipts under subleases	0.5	—
Cash payments	(1.5)	(0.6)
Accretion of interest	0.1	—
Expense due to change in previous estimates	0.2	—

Balance, December 31, 2004	$0.7	$0.1

     Accrued lease exit costs are expected to be paid through July 2007 and accrued severance and retention costs are expected to be paid in 2005.

     During 2004 a significant amount of manufacturing equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for 2004 declined by approximately $10.7 million compared to 2003, and this reduction also contributed favorably to the improvement in our gross profit. We expect depreciation expense will decline by approximately $2.5 million for the year ending December 31, 2005 compared to the year ending December 31, 2004.

     Inventory write-downs increased $0.4 million from $3.3 million, or 1.1% of net sales, for 2003 to $3.7 million, or 0.8% of net sales, for 2004. During 2004, we continued our efforts to improve our inventory management processes and to work closely with our customers to minimize losses due to excess inventories. In 2003 and 2004, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $1.8 million, or 7.6%, from $22.6 million for 2003 to $24.4 million for 2004. The increase in SG & A during 2004 was primarily attributable to an increase in compensation and benefits of $3.6 million, an increase in professional fees of $0.2 million; offset by a reduction in bad debt expense of $1.7 million, and a decrease in facilities-related costs of $0.5 million. Bad debt expense for 2003 included a charge of $1.3 million that was required when we reserved a significant portion of our receivable from a former customer that filed for bankruptcy protection in February 2004.

     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $1.1 million for 2004, primarily due to a lease exit charge of $0.6 million related to the consolidation of our Phoenix operations. We also incurred severance costs, primarily related to executive level management changes, of approximately $0.4 million for 2004. During 2003, we incurred total severance, retention and lease exit costs of $0.1 million.

     Interest Expense. Interest expense increased $1.3 million, or 47.7%, from $2.7 million for 2003 to $4.0 million for 2004, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $23.5 million for 2003 to $55.4 million for 2004. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 7.3% in 2003 to 5.2% in 2004. Our weighted average interest rate is computed without regard to amortization of debt issuance costs, which comprised approximately $1.0 million of our interest expense in both 2003 and 2004. During 2005, the prime and LIBOR rates have been increasing so we expect our weighted average interest rate will increase, beginning in the first quarter of 2005.

     Unrealized Loss on Marketable Equity Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of 2004, which resulted in an unrealized loss of $0.4 million. The unrealized loss is included under other income (expense) in the 2004 statement of operations since we classified the securities as “trading”. We expect to complete a sale of these securities during 2005.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2003

     Net Sales. Net sales decreased $57.6 million, or 15.5%, from $370.8 million in 2002 to $313.2 million in 2003. This decrease in 2003 net sales was attributable to significant decreases in net sales across our customer base, including decreases with Honeywell and Applied of $64.5 million and $24.1 million, respectively. The reduction in net sales to Honeywell and Applied was partially offset by approximately $56 million of net sales to new customers and $8 million of net sales related to the May 30, 2003 acquisition of the assets of Trilogic. We believe the primary reason for lower net sales to our major customers in 2003 was due to the economic downturn in the aerospace and semiconductor capital equipment industries.

     In 2002, Honeywell and Applied accounted for 42% and 22%, respectively, of our net sales. In 2003, Honeywell and Applied accounted for 29% and 18%, respectively, of our net sales. Net sales in 2002 and 2003 include approximately $24.2 million and $8.2 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. In 2003, net sales include the recovery of unauthorized customer discounts of approximately $1.0 million.

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

     Selling, General, and Administrative Expenses. SG & A decreased $4.6 million, or 16.8%, from $27.2 million in 2002 to $22.6 million in 2003. The decrease in SG & A during 2003 was primarily attributable to reductions in (i) compensation and benefits due to an approximately 15% reduction in our administrative workforce, (ii) professional fees primarily due to lower legal and accounting services upon the complete integration of K*tec by the end of 2002, and (iii) information technology and facilities costs due to fewer employees and the closure of several facilities. These decreases were partially offset by a charge of $1.3 million that was required in the fourth quarter of 2003 when we reserved a significant portion of our receivable from a former customer that filed for bankruptcy protection in February 2004.

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

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used by operating activities for 2004 was $22.8 million, compared with net cash used by operating activities of $19.8 million for 2003. The difference between our net loss of $4.5 million for 2004 and $22.8 million of negative operating cash flow was primarily attributable to an increase in trade receivables of $15.9 million, an increase in inventories of $17.6 million, and a decrease in accrued compensation and other current liabilities of $1.8 million; partially offset by $11.2 million of depreciation and amortization expense, a decrease in prepaid expenses and other of $2.7 million, and an increase in accounts payable of $2.5 million.

     The large increases in trade receivables and inventories are directly related to a 51.8% increase in our net sales for 2004 compared to 2003. For the first quarter of 2005, we expect our net sales will be between $80 million and $85 million compared to $115.8 million in the fourth quarter of 2004. The expected decrease in first quarter 2005 net sales is primarily attributable to the loss of Applied as a customer. We expect this decrease in our net sales will result in lower receivables and inventories by the end of the first quarter of 2005, which is expected to contribute to positive operating cash flow and a reduction in outstanding debt for the first quarter of 2005.

     During 2003 and 2004, we accepted some orders from smaller, less credit-worthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our credit agreement with Citibank.

     Days sales outstanding (based on net sales for the year and net trade receivables outstanding at the end of the year) decreased to 39 days for 2004, compared to 40 days for 2003. Days sales outstanding is expected to increase during 2005 since Applied was a large customer that took advantage of accelerated payment terms and net sales to Applied will be insignificant after January 2005.

     Inventories increased 29.0% from $61.4 million at December 31, 2003 to $79.2 million at December 31, 2004. For 2004, inventory turns (i.e., cost of goods sold for the year, excluding restructuring charges and credits included in cost of goods sold as shown in Note 10 to the financial statements, divided by year-end inventories) amounted to 5.7 times per year compared to 5.3 times per year for 2003. The increase in inventory turns in 2004 is due in part to improved inventory management practices in 2004.

     Cash Flows from Investing Activities. Net cash used by investing activities for 2004 was $4.5 million compared with net cash used by investing activities of $2.8 million for 2003. Investing cash flows for 2004 included the payment of $2.1 million of contingent consideration related to the 2003 earn-out associated with the acquisition of Trilogic Systems and $0.4 million for the acquisition of another business. Additionally, our investing cash flows for 2004 included payments of $1.3 million for manufacturing equipment, $1.0 million for information technology assets, and $0.4 million for leasehold improvements.

     Investing cash flows for 2003 include capital expenditures of $0.6 million for leasehold improvements at our Olathe, Kansas facility, $1.5 million for new manufacturing equipment at several locations (including approximately $0.9 million for testing equipment to meet new customer manufacturing requirements), and $0.6 million for information technology assets. In July 2003, we also paid $0.2 million for the purchase of certain design and engineering assets from an entity affiliated with Trilogic. Our 2003 cash outflows for investing activities were partially offset by $0.3 million of cash acquired in the acquisition of Trilogic.

     During the first quarter of 2005, we will be required to pay approximately $1.4 million to the former owners of Trilogic due to the 2004 earn-out that was accrued in our consolidated balance sheet at December 31, 2004. We have a letter of credit in place for $1.1 million as of December 31, 2004 so the payment of this $1.4 million liability will only impact our borrowing availability by $0.3 million. We also expect to incur other capital expenditures during 2005 in the range of $3.0 million to $4.0 million, although we do not have any material firm commitments in place at this time. A major portion of our planned capital expenditures is for information technology upgrades and building improvements and equipment related to our expansion plans in Mexico where our lease for a larger facility commenced in February 2005. In the first quarter of 2005, we entered into agreements to sell certain equipment used for plastic injection molding and sheet metal fabrication for $2.0 million.

     Cash Flows from Financing Activities. Net cash provided by financing activities for 2004 was $27.3 million, compared with net cash provided by financing activities of $21.0 million for 2003. Financing cash flows for 2004 reflect net borrowings under our revolving line of credit of $25.1 million. During 2004, an increase in outstanding checks in excess of cash balances of $4.3 million contributed positively to cash flows from financing activities. During 2004, the Company also paid debt issuance costs of $2.0 million, primarily related to the July 2004 amendment to our revolving credit agreement.

     Financing cash flows for 2003 reflect net borrowings under our revolving line of credit of $23.2 million. During 2003, the Company repaid $1.2 million of debt assumed in the Trilogic acquisition as well as other debt obligations of $0.4 million. During 2003, we also paid debt issuance costs of $0.6 million related to our previous credit agreement with Citibank.

     Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2004:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending December 31:
2005	$59.1	$4.3	$39.5	$2.3	$105.2
2006	–	3.7	1.0	0.3	5.0
2007	–	2.7	0.1	–	2.8
2008	–	1.6	–	–	1.6
2009	–	0.8	–	–	0.8
After 2009	–	0.7	–	–	0.7

	$59.1	$13.8	$40.6	$2.6	$116.1

  (1) Revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the banks’ requirement for a “lockbox” arrangement.

  (2) Includes an aggregate of $1.7 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at December 31, 2004. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

  (3) Consists of obligations under outstanding purchase orders. Approximately 84% of the deliveries under outstanding purchase orders are expected to be received in the first quarter of 2005. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

  (4) Includes $1.4 million for purchase consideration payable to the former owners of Trilogic in the first quarter of 2005, and $1.2 million payable under agreements for the acquisition of software and equipment.

     We believe we will be able to fund our contractual operating lease and other purchase order obligations from operating cash flows during the periods that payments are required. We believe we will be able to fund the payments required under the Trilogic acquisition agreement through borrowings under our credit agreement with Citibank.

     Capital Resources. Our working capital at December 31, 2004 totaled $17.2 million compared to $49.4 million at December 31, 2003. This decrease in working capital is attributable to the reclassification to current liabilities of outstanding borrowings under our amended credit agreement due to the existence of the lockbox arrangement discussed below. At December 31, 2004, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $75.0 million, and we had outstanding borrowings of approximately $59.1 million and outstanding letters of credit for $1.4 million under this credit facility. Accordingly, as of December 31, 2004, we had unused availability of $14.5 million after deducting outstanding borrowings and the letters of credit. The borrowing base calculation under the credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged from the previous agreement with Citibank at $75.0 million but the maturity date was extended until July 7, 2008. The amended credit agreement includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance under the amended credit agreement.

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the covenant for earnings before interest, taxes, depreciation and amortization (“EBITDA”) discussed below. Compared to the previous credit facility, the amended credit agreement generally includes less stringent covenants for EBITDA, and covenants for minimum tangible net worth and capital expenditures were eliminated in the current agreement. However, the amended credit agreement provides that a more stringent EBITDA covenant is effective when the aggregate value of assets included in the borrowing base does not exceed outstanding borrowings by at least $15.0 million. If we violate the EBITDA covenant, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. As of December 31, 2004, we were in compliance with the covenants under the amended credit agreement.

     Due to the termination of our relationship with Applied, our lenders determined in January 2005 that all inventories related to Applied are ineligible in future calculations of the borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in our borrowing availability from $14.5 million at December 31, 2004 to $7.3 million at March 20, 2005. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. We believe the Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, as discussed below under the caption “EBITDA Financial Covenant”, effective on March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. We believe we will be able to comply with the amended EBITDA covenant and that our borrowing availability will be sufficient to fund planned operations in 2005.

     Through December 2004, the Applicable Margin (the premium we are charged in excess of published Base and LIBOR Rates) under the amended credit agreement was reduced from previous levels by 1.75% for Base Rate borrowings and 1.00% for LIBOR Rate borrowings. However, in connection with the amendment discussed in the preceding paragraph, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. Beginning in 2005, interest rates may be adjusted further depending on the amount of EBITDA for the preceding four fiscal quarters. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility. The amended credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

     Applied has been a customer of Suntron and its predecessors for over ten years. Our relationship was governed by multiple agreements. During the past two years we intensified our efforts to enforce our contractual agreements to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 the business relationship with Applied had substantially terminated. In December 2004, we initiated litigation in Fort

Bend County, Texas, seeking monetary damages against Applied for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied’s representations. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied’s Complaint seeks to establish that the dispute should be resolved in California. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. In February 2005, we responded to Applied’s California Complaint with a Cross-Complaint that sets forth our claim for reimbursement of amounts that we believe Applied is contractually obligated to pay under our agreements, including amounts due for excess and obsolete inventories of $18.3 million as of January 2005, and additional charges for carrying costs, warehousing costs, cancellation charges, employee termination costs, punitive damages, interest and legal fees.

     Our dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of our inventories. Similar to the process employed for all of our customers, we evaluated excess inventories for Applied on a quarterly basis and write-downs were recognized in the period when we determined that recovery was not appropriate based on the applicable contractual agreements. We believe that Applied is responsible for the net carrying value of inventories that we purchased on its behalf and we intend to vigorously prosecute all of our claims. The precise amount or likelihood of recovery can not be quantified and no assurances can be made as to the final timing or outcome of the litigation. We expect to incur attorneys’ fees and related costs between $1.5 and $2.0 million during 2005 in connection with this litigation.

     We continue to evaluate sales forecasts in relation to our operations and many restructuring actions were taken in 2002 and 2003 to position us for improved operating results in 2004. However, we were unable to eliminate the recurring operating losses in 2004, and preliminary sales forecasts indicate that net sales could be more than 25% lower for the first half of 2005 compared to the comparable period in 2004. In response to the lower sales forecasts, we have taken actions in the first quarter of 2005 to reduce operating costs and further reductions will likely be implemented in the second quarter of 2005. The combination of lower net sales forecast for 2005 and these restructuring actions is not expected to result in profitable operations in 2005. However, we expect that we will be able to achieve positive cash flows from operating activities for 2005.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the years ended December 31, 2003 and 2004 using a “traditional” definition, as well as the calculation pursuant to the definition in our credit agreement with Citibank. Citibank modifies its definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our credit agreement:

	2003	2004
	(Dollars in Millions)
Net loss	$(34.3)	$(4.5)
Income tax expense	—	—
Interest expense	2.7	4.0
Depreciation and amortization	22.1	11.2

EBITDA per “traditional” definition	(9.5)	10.7
Restructuring costs (benefit) (A)	(3.1)	1.4
Other charges (B)	1.6	0.3

	$(11.0)	$12.4

(A)	Restructuring costs include lease exit costs and credits, impairment of long-lived assets, severance, retention, and moving costs related to facility closures and other reductions in workforce. Restructuring costs exclude accelerated depreciation due to shortened lives of leasehold improvements since these amounts are included in depreciation and amortization expense.

(B)	Primarily consists of a bad debt charge related to a former customer, certain professional fees, stock-based compensation expense, and cash costs related to restructuring activities.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, our EBITDA (as defined in the credit agreement) was required to be no less favorable than negative $2.5 million for the year ended December 31, 2004, compared to positive $12.4 million shown above. Beginning in 2005, as of the end of each fiscal quarter, EBITDA must be no less favorable than break-even for the four preceding fiscal quarters. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. We believe the Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. However, under the amended covenant, if the average value of assets included in the borrowing base does not exceed average outstanding borrowings by at least $10.0 million for each of the first two fiscal months of a quarter, and at least $12.5 million for the third fiscal month of each quarter, then a more stringent EBITDA calculation is required for that month (referred to as a “Reduced Liquidity Month”). The amended covenant for a Reduced Liquidity Month in 2005 requires minimum rolling three-month EBITDA calculations ranging from negative $2.3 million for the three-months ended April 3, 2005 to positive $1.8 million for the three-months ended December 31, 2005 (positive $2.5 million per quarter for Reduced Liquidity Months after 2005). As discussed above, we were subject to the more stringent EBITDA calculation beginning in January 2005 and we complied with the covenant for both January and February 2005.

Impact of Recently Issued Accounting Standards

     Share-Based Payment. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment.” This statement is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, we will adopt Statement No. 123R in the third quarter of 2005.

     We intend to use the “modified-prospective” transition method when we adopt Statement No. 123R. Under the modified-prospective method, we will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures will continue to be required for periods prior to the adoption date. Our board of directors is considering taking action to accelerate vesting of all options for which the current exercise price exceeds fair market value, which would eliminate any incremental future expense related to options that are currently outstanding. If the board of directors does not take this action, we believe the impact of adopting this new standard on our future results of operations would require approximately $1.1 million of incremental unvested compensation cost that will be recognized as an expense in our Consolidated Statements of Operations. Of this amount, we expect that approximately $0.5 million would be recognized in the second half of 2005 and $0.6 million after 2005. In addition to these amounts, we will also recognize additional compensation cost related to new stock options and other share-based payments that are granted in the future.

Factors That May Affect Future Results

     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occur, our business, financial condition, and results of operations would likely suffer, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to stockholders, future press releases, other SEC filings, or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”

Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.

     As of December 31, 2004, we had outstanding bank debt of approximately $59.1 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

     As a result of the soft demand in the end markets served by our customers, our net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. As demand in these end markets increased in 2004, our net sales increased to $130.4 million in the second quarter of 2004. However, by the fourth quarter of 2004, our net sales had declined to $115.8 million, and we expect that net sales will be in the range of $80 million to $85 million for the first quarter of 2005.

     During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.

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

     Our business is heavily dependent on the electronics manufacturing services industry, which is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; SMTC Corporation; Solectron Corporation; Sypris Electronics, LLC; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing or marketing resources than we do. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, many of our competitors have a broader geographic presence, including manufacturing facilities in Asia, Europe, and South America.

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

     A significant percentage of our net sales are generated from the semiconductor capital equipment, aerospace and defense, industrial, networking and telecommunications, and medical sectors of the electronics industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these sectors are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these sectors of the electronics industry results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.

We are dependent on the aerospace industry.

     One of our principal customers is engaged in the aerospace market. See “—We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.” Consequently, a significant percentage of our net sales have been derived from the aerospace sector of the electronics industry. The September 11, 2001 terrorist attacks using hijacked commercial aircraft and the ensuing war on terrorism have resulted in a reduction in demand for our services, which has had an adverse impact on our results of operations. See “—We experience significant volatility in our net sales which leads to significant operating inefficiencies and the potential for significant charges.” In addition, continuing tensions in the Middle East, have resulted in higher oil prices, which could result in further reductions in demand for products of our aerospace customers, which would have a continuing negative impact on our results of operations.

We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers would harm our results of operations.

     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2003, Honeywell and Applied accounted for 29% and 18%, respectively, of our net sales. For 2004, Honeywell and Applied accounted for 21% and 25%, respectively, of our net sales.

     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the market sectors in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In the fourth quarter of 2004, Applied informed us that they planned to transition substantially all of their business with us to alternative contract manufacturers and by January 2005 this transition was substantially complete. Accordingly, we expect this transition will adversely impact our results of operations beginning in the first quarter of 2005.

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

Our financial condition could suffer if we fail to obtain a sufficient award in pending litigation.

     In December and February 2005, we filed lawsuits in Texas and California that seek, through the enforcement of contractual provisions or based upon tort theories, to recover approximately $18.3 million of costs incurred for excess and obsolete inventories; additional charges for carrying costs, warehousing costs, cancellation charges, and employee termination costs; plus punitive damages, interest and legal fees. See Item 3- Legal Proceedings. Although we are vigorously pursuing our claims, this litigation is in a very early stage and we cannot predict the outcome. If we are not able to obtain a sufficient award to recover the carrying value of these inventories, our business, operating results and financial condition will be negatively impacted.

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

     Our future results of operations will be affected by our ability to successfully manage future opportunities for growth. Rapid growth, such as that experienced for 2004, is likely to place a significant strain on our managerial, operational, financial, and other resources. If this growth continues, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

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

Failure to maintain an effective system of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could inhibit our ability to accurately report our financial results and have a material adverse impact on our business and stock price.

     Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors attesting to these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the December 31, 2006 deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. Failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our stock price.

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

     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 8,000 shares per day compared to 27,415,221 issued and outstanding shares as of December 31, 2004. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

     The market price of our common stock will likely fluctuate in response to a number of factors, including the following:

•	failure to meet the performance estimates of securities analysts;

•	changes in estimates of our results of operations by securities analysts;

•	announcements about the financial performance and prospects of the industries and customers we serve;

•	announcements about the financial performance of our competitors in the EMS industry;

•	the timing of announcements by us or our competitors of significant contracts or acquisitions; and

•	general stock market conditions.

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

     None.

     ITEM 9A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table, together with the accompanying text, presents certain information, as of March 31, 2005, with respect to each of our executive officers and directors.

Name	Age	Position(s) Held With the Company
James K. Bass	48	Chief Executive Officer, President and Director

James A. Doran	50	Vice President, Controller and Chief Accounting Officer

Michael Eblin	42	Chief Operating Officer

Oscar A. Hager	50	Vice President of Information Technology and Administration

Peter W. Harper	43	Chief Financial Officer and Secretary

John H. Kulp	47	Vice President of Sales and Marketing

Allen S. Braswell, Jr.	46	Director

James J. Forese	68	Director

Jeffrey W. Goettman	45	Director and Chairman of the Board

Jesse Hermann	43	Director

Douglas P. McCormick	35	Director

Jose S. Medeiros	36	Director

Thomas B. Sabol	46	Director

James C. Van Horne	69	Director

John C. Walker	43	Director

Enrique Zambrano	49	Director

     James K. Bass has served as our Chief Executive Officer and President and as a director since May 2001 and as EFTC’s Chief Executive Officer since July 2000. From 1996 to June 2000, Mr. Bass was a senior vice president of Sony Corporation, a company engaged in the development, design, manufacture and sale of various kinds of electronic equipment, instruments and devices for consumer and professional markets. Prior to that, Mr. Bass spent 15 years in various manufacturing management positions at the aerospace group of General Electric Company, a company engaged in the development, manufacturing and marketing of a wide variety of products. Mr. Bass also serves as a director of TTM Technologies, Inc., a provider of time-critical, one-stop manufacturing services for highly complex printed circuit boards which is also an affiliate of Thayer Capital Partners.

     James A. Doran is a certified public accountant and has served as our Vice President, Controller and Chief Accounting Officer since February 2002. Mr. Doran served as EFTC’s Controller from September 1999 to February 2002, and Mr. Doran was a member of the Board of Directors of EFTC from 1993 until 2000. From 1977 through 1999, Mr. Doran was primarily engaged in the practice of public accounting with an emphasis on audits of publicly-held companies.

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

     Peter W. Harper has served as our Chief Financial Officer and Secretary since May 2001. Mr. Harper served as the Chief Financial Officer of EFTC since July 2000. From 1996 to June 2000, Mr. Harper served as Vice President of Finance at Iomega Corporation, a company that designs, manufactures and markets personal and professional storage solutions for users of personal computers and consumer electronics devices. Prior to that, Mr. Harper spent 12 years in various financial and operating management positions at General Electric Company in a variety of industries including Power Systems, Corporate Audit, Lighting and Engineered Materials.

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

     James J. Forese has served as a director since July 2004. He has been Operating Partner and Chief Operating Officer of Thayer Capital Partners, a private equity investment firm, since July 2003. He was Chairman of the Board of IKON Office Solutions, Inc. (“IKON”) from 2000 until his retirement in February 2003. He was President and Chief Executive Officer of IKON from 1998 to 2002, Executive Vice President and President of International Operations of IKON from 1997 to 1998, and Executive Vice President and Chief Operating Officer of IKON from 1996 to 1997. Prior to joining IKON, he spent 36 years with IBM Corporation (“IBM”) in numerous executive positions, including two years as Chairman and Chief Executive Officer of IBM Credit Corporation, three years as Vice President-Finance of IBM, and six years as Vice President and Controller of IBM. He is also a director of Anheuser-Busch, BFI Canada Inc., and Spherion Corporation.

     Jeffrey W. Goettman has served as our Chairman of the Board and a director since May 2001. Mr. Goettman has served as a Managing Partner of Thayer Capital Partners, a private equity investment company, since April 2001. Mr. Goettman joined Thayer Capital Partners in February 1998. From February 1994 to February 1998, Mr. Goettman served as a Managing Director and founder of the EMS group at Robertson Stephens & Co., Inc., an investment banking firm. Mr. Goettman also has served as the Chairman of the Board and a director of TTM Technologies, Inc. and its predecessor companies since July 1999.

     Jesse Hermann has served as a director since July 2004. Mr. Hermann has served as the President and Chief Executive Officer of icarz, Inc., a privately held company that develops and sells store and distributor management computer systems, since January 2000. Mr. Hermann became President and CEO of General Automotive Specialty Co., Inc., which manufactured automotive, marine and industrial switches and locks for both OEM applications and aftermarket distribution, in 1993, having previously served as VP of Operations and then VP of Sales and Marketing of General Automotive. Following the sale of General Automotive to Echlin Inc. in 1998, Mr. Hermann managed General Automotive as a division for Echlin/Dana until December 1999, when he left to found icarz.

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

     Jose S. Medeiros has served as a director since October 2001. Mr. Medeiros has been a Partner with Blum Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm, since August 2000 and Vice President since August 1998. From June 1996 to August 1998, Mr. Medeiros served as a Vice President in the Technology Mergers & Acquisitions group of Robertson Stephens & Co., Inc. From January 1990 to June 1996, Mr. Medeiros served as an associate at McKinsey & Company.

     Thomas B. Sabol has served as a director since July 2004. Since March 31, 2005, Mr. Sabol has served as Chief Financial Officer for Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tube products. From December 2004 to March 2005, Mr. Sabol served as Senior Vice President, Finance & Accounting for Wolverine Tube, Inc. Mr. Sabol served as an independent business consultant from January 2004 to November 2004. Previously, Mr. Sabol served as the Executive Vice President and Chief Operating Officer of Plexus Corp., an EMS company, from July 2002 to November 2003 and as the Chief Financial Officer of Plexus from January 1996 to June 2002. Prior to joining Plexus Corp., Mr. Sabol served as Vice President and General Auditor for Kemper Corporation, and before that as Business Assurance Manager for Coopers & Lybrand.

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

     John C. Walker, CFA, has served as a director since May 2001. Since April 1997, Mr. Walker has been a Partner with Blum Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm. From 1992 until April 1997, Mr. Walker served as the Vice President of Pexco Holdings, Inc., a private investment holding company. Mr. Walker is a former director of Smarte Carte, Inc., a company providing products and services to travelers to efficiently store or move their belongings, and Playtex Products, Inc., a manufacturer and distributor of a diversified portfolio of consumer and personal products.

     Enrique Zambrano has served as a director since April 2004. Mr. Zambrano has served as Chief Executive Officer and a director of Proeza, S.A. de C.V., a diversified international company that has operations primarily in the automotive and citrus juice processing industries, since 1988. Mr. Zambrano is also a director of Grupo IMSA, S.A. de C.V., a steel processing company; XIGNUX, S.A. de C.V., a Mexican private industrial conglomerate, and Instituto Tecnologico y de Estudios Superiores de Monterey, the largest private university in Mexico.

Audit Committee

     Our board of directors has established an audit committee to review and monitor our corporate financial reporting, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. The members of the audit committee are Messrs. Van Horne, Hermann, and Sabol. The audit committee met eight times, including three telephonic meetings, during fiscal year 2004. Our Board of Directors has determined that James C. Van Horne (the Chairman of our audit committee) and Thomas B. Sabol, are “audit committee financial experts” as defined under Item 401(h) of Regulation S-K.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2004, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements, except that John H. Kulp inadvertently failed to file a Form 4 for a grant of 10,000 stock options with an exercise price of $10.52 on June 1, 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

     The following table sets forth information concerning the compensation paid by Suntron (including EFTC and K*TEC) for the fiscal years ended December 31, 2002, 2003, and 2004 to our Chief Executive Officer and each of the four other most highly compensated individuals who served as executive officers of Suntron at the end of 2004, as well as their titles with Suntron.

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards	Payouts
				Other Annual	Securities	LTIP
				Compensation	Underlying	Payouts	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	($)(1)	Options(#)	($)	Compensation($)
James K. Bass	2002	$300,000	$—	$—	227,000	$—	$—
Chief Executive	2003	300,000	31,000	—	60,000	—	—
Officer and President	2004	300,000	280,200	—	—	—	—

Michael Eblin	2002	200,000	—	—	132,500	—	—
Chief Operating	2003	219,231	24,000	—	27,000	—	—
Officer	2004	220,000	143,000	—	—	—	—

Oscar A. Hager	2002	147,692	—	—	22,250	—	—
Vice President of	2003	150,000	15,000	—	15,000	—	—
Human Resources	2004	165,000	77,000	—	—	—	—

Peter W. Harper	2002	200,000	—	—	65,000	—	—
Chief Financial	2003	200,000	15,000	—	15,000	—	—
Officer and Secretary	2004	210,000	97,847	—	—	—	—

John H. Kulp	2002	170,000	—	—	40,750	—	70,707	(2)
Vice President of	2003	170,000	15,000	—	12,000	—	—
Sales and Marketing	2004	195,000	91,450	—	10,000	—	—

(1)	Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)	Represents payment to defray moving expenses for relocation to Phoenix, Arizona in connection with employment by the Company.

Stock Option Grants

     Suntron did not grant any stock appreciation rights in 2004. The following table sets forth information concerning the grant of stock options in 2004 to Suntron’s Chief Executive Officer and the other executive officers named in the Summary Compensation Table above.

Option Grants In Last Fiscal Year

Individual Grants
	Number of		% of Total		Grant		Potential Realizable Value at
	Securities		Options		Date		Assumed Annual Rates of Stock
	Underlying		Granted to	Exercise or	Market		Price Appreciation for Option Terms (3)
	Options		Employees in	Base Price	Value	Expiration
Name	Granted (#)		Fiscal Year (2)	($/Share)	($/Share)	Date	5%($)	10%($)
John H. Kulp	10,000	(1)	5.1%	$10.52	$8.00	5-31-14	$25,112	$102,299

(1)	Represents options to purchase shares of Suntron common stock that become exercisable for 25% of the underlying shares on the first anniversary of the date of grant and 12.5% in semi-annual installments thereafter, so long as the executive remains employed with Suntron.

(2)	The percentages shown above are based on an aggregate of 194,900 options for shares of Suntron common stock that were granted to employees for the year ended December 31, 2004.

(3)	Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe this method accurately illustrates the potential value of a stock option.

Stock Option Exercises and Values for Fiscal 2004

     The following table sets forth information with respect to Suntron’s Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2004 and unexercised options held by them as of the end of such fiscal year:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

					Value of Unexercised
	Shares		Number of Options at		In-the-Money Options at
	Acquired on	Value	December 31, 2004		December 31, 2004($)(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
James K. Bass	—	$—	325,376	200,374	$—	$—
Michael Eblin	—	—	131,688	111,562	—	84,510
Oscar A. Hager	—	—	34,438	34,812	—	46,950
Peter W. Harper	—	—	70,125	62,375	—	46,950
John H. Kulp	—	—	36,875	50,875	—	37,560

(1)	The closing sales price per share for Suntron common stock as reported by the Nasdaq National Market on December 31, 2004 was $3.14. The option value is calculated by multiplying (a) the positive difference, if any, between $3.14 and the option exercise price by (b) the number of shares of common stock underlying the option.

Equity Compensation Plan Information

     The following table sets forth certain information, as of December 31, 2004, regarding shares of our common stock that may be issued upon the exercise of options under our only stock option plan (the Amended and Restated 2002 Stock Option Plan).

	(a)	(b)	(c)
	Number of	Weighted	Number of Securities
	Securities to be	Average	Remaining Available for
	Issued Upon	Exercise	Future Issuance Under Equity
	Exercise of	Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding Securities
Plan Category	Options	Options	Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	2,081,014	$9.81	2,913,102

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,081,014	$9.81	2,913,102

Employment Agreements and Change of Control Arrangements

     James K. Bass, our Chief Executive Officer and President, has entered into an employment agreement that provides for employment as our Chief Executive Officer for a term that ended on December 31, 2003, which term automatically extends for successive one-year periods until the agreement is terminated. Mr. Bass’ agreement provides for a minimum annual base salary of $300,000 and incentive-based bonus compensation in an amount determined by the compensation committee of our board of directors. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Bass’ base salary and prorated bonus compensation for a period of one year from the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information with respect to our common stock beneficially owned as of March 31, 2005 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent (2)
Thayer-Blum Funding III, L.L.C. (3)	24,582,191	89.7%
James K. Bass (4)	347,314	1.3%
Allen S. Braswell, Jr. (5)	228,635	*
James J. Forese (6)	24,582,191	89.7%
Jeffrey W. Goettman (6)	24,582,191	89.7%
Jesse Hermann (7)	3,000	*
Douglas P. McCormick (6)	24,582,191	89.7%
Jose S. Medeiros (6)	24,582,191	89.7%
Thomas B. Sabol (7)	3,000	*
James C. Van Horne (8)	14,968	*
John C. Walker (6)	24,582,191	89.7%
Enrique Zambrano (7)	3,000	*
James A. Doran (9)	37,030	*
Michael Eblin (10)	144,438	*
Oscar A. Hager (11)	37,188	*
Peter W. Harper (12)	76,625	*
John H. Kulp (13)	39,625	*
All directors and executive officers as a group (16 persons) (6)(14)	25,517,014	90.7%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each person listed on the table is 2401 West Grandview Road, Phoenix, Arizona 85023.

(2)	We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2005, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,415,221 shares of our common stock outstanding as of March 31, 2005.

(3)	Thayer-Blum Funding III, L.L.C. is owned as follows: 59.94% by Thayer Equity Investors IV, L.P., 0.04% by TC Manufacturing Holdings, L.L.C., 0.02% by TC KCo, L.L.C., 34.4% by Blum Strategic Partners, L.P., and 5.6% by Blum (K*TEC) Co-Investment Partners, L.P.

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

Messrs. Goettman and McCormick, both directors of ours, are managing directors of the limited liability company that controls Thayer Equity Investors IV, L.P. Mr. Forese is an Operating Partner and Chief Operating Officer of the company that controls Thayer Equity Investors IV, L.P. Messrs. Walker and Medeiros, both directors of ours, are members of the general partner of Blum Strategic Partners, L.P.

The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4)	Consists of 347,314 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(5)	Includes 37,520 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell is a general partner; 2,750 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Sr., Allen S. Braswell, Jr.’s father, is the trustee; 8,750 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation (“BIC”) is a general partner; 136,522 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner; and 6,410 shares issuable pursuant to options that are exercisable within 60 days of March 31, 2005. Allen S. Braswell, Jr. is president of BIC.

(6)	Reflects 24,582,191 shares held by Thayer-Blum Funding III, L.L.C. See footnote 3. Messrs. Forese, Goettman, McCormick, Medeiros, and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(7)	Consists of 3,000 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(8)	Includes 12,468 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(9)	Includes 36,938 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(10)	Consists of 144,438 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(11)	Includes 37,063 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(12)	Consists of 76,625 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(13)	Consists of 39,625 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

(14)	Includes 709,881 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale/Leaseback Transaction

     Richard L. Monfort, formerly a member of our board of directors, entered into a sale/leaseback transaction with EFTC in December 1998 whereby EFTC sold manufacturing facilities located in Newberg, Oregon and Tucson, Arizona to Mr. Monfort for $10.5 million. Mr. Monfort leased these manufacturing facilities back to us for a term of five years through December 2003. The Tucson lease provided for monthly payments of $32,000 and the Newberg lease provided for monthly payments of $58,000. Honeywell International, Inc. subleased the Tucson facility under a month-to-month agreement that required monthly payments of $32,000 through expiration of the Tucson lease in December 2003. In July 2003, we renewed the Newberg lease through December 2008 at an average monthly payment of $47,000.

Thayer-Blum Management Fees

     During 2004, we incurred $750,000 for management fees to affiliates of Thayer-Blum Funding L.L.C. The services provided under this arrangement consist primarily of management and consulting services related to corporate development activities.

Purchase and Sale of Material

     For the year ended December 31, 2004, we purchased raw materials to support our production requirements for $506,000 from TTM Technologies, Inc. For the year ended December 31, 2004, we purchased raw materials to support our production requirements for $326,000 from Cosmotronic Corporation. In addition, we sold products for $300,000 to Cosmotronic Corporation during the year ended December 31, 2004. Two members of our Board of Directors currently serve on the Boards of Directors of TTM Technologies, Inc. and Cosmotronic Corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     KPMG LLP served as our independent registered public accounting firm for each of the years in the three-year period ended December 31, 2004.

Fees Charged By Independent Registered Public Accounting Firm

     The following is a summary of fees, all of which were approved by the audit committee, billed by KPMG LLP for audit and other professional services during the years ended December 31, 2003 and 2004:

	2003	2004
Audit fees	$235,000	$230,000
Audit-related fees	—	9,630

Income tax fees	64,839	29,164
All other fees	—	—

Total fees	$299,839	$268,794

          “Audit-related fees” include fees related to Section 404 of the Sarbanes-Oxley Act of 2002. “Income tax fees” include tax return preparation and consultation on various tax-related issues.

Pre-Approval Policy for Independent Registered Public Accounting Firm’s Fees

     In 2003 our Audit Committee adopted a formal policy concerning pre-approval of audit and non-audit services to be provided by our independent auditors. The policy requires that all proposed services to be provided by KPMG LLP must be pre-approved by the audit committee before any services are performed. This policy includes all audit, tax and consulting services that KPMG LLP may provide to the Company. In evaluating whether to engage KPMG LLP for non-audit services, our Audit Committee considers whether the performance of services other than audit services is compatible with maintaining the independence of KPMG LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedule

(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.

(2)	Schedule II is listed in the Index to Financial Statements on page F-1 of this Report. Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (2)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Employment Agreement dated as of June 23, 2000 by and between James Bass and EFTC Corporation. (1)

10.4	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.5	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.6	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.7	Consulting Services Agreement dated as of April 24, 2002 by and between Suntron Corporation and Allen S. Braswell, Jr. (3)

10.8	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (3)

10.9	Second Amended and Restated Credit Agreement dated July 7, 2004 between Suntron Corporation and Citicorp USA and Congress Financial Corporation. (4)

21	List of Subsidiaries of the registrant. (5)

23.1	Consent of KPMG LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Incorporated by reference to our Annual Report on Form 10-K, filed on April 15, 2003.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on July 30, 2004.

(5)	Incorporated by reference to our Annual Report on Form 10-K, filed on March 29, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
Date: April 6, 2005	By:	/s/ James K. Bass
James K. Bass
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/James K. Bass	President, Chief Executive Officer	April 6, 2005
James K. Bass	(Principal Executive Officer), and Director

/s/Peter W. Harper	Chief Financial Officer and Secretary	April 6, 2005
Peter W. Harper	(Principal Financial Officer)

/s/James A. Doran	Chief Accounting Officer	April 6, 2005
James A. Doran	(Principal Accounting Officer)

/s/Allen S. Braswell, Jr.	Director	April 6, 2005
Allen S. Braswell, Jr.

/s/James J. Forese	Director	April 6, 2005
James J. Forese

/s/Jeffrey W. Goettman	Director	April 6, 2005
Jeffrey W. Goettman

/s/Jesse Hermann	Director	April 6, 2005
Jesse Hermann

/s/Douglas P. McCormick	Director	April 6, 2005
Douglas P. McCormick

/s/Jose S. Medeiros	Director	April 6, 2005
Jose S. Medeiros

/s/Thomas B. Sabol	Director	April 6, 2005
Thomas B. Sabol

/s/ James C. Van Horne	Director	April 6, 2005
James C. Van Horne

/s/John C. Walker	Director	April 6, 2005
JoC. Walker

/s/Enrique Zambrano	Director	April 6, 2005
Enrique Zambrano

SUNTRON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Suntron Corporation:

We have audited the accompanying consolidated balance sheets of Suntron Corporation and subsidiaries as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Phoenix, Arizona
February 28, 2005, except as to Note 2
      which is as of April 5, 2005

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
ASSETS
Current Assets:
Cash and equivalents	$26	$14
Trade receivables, net of allowance for doubtful accounts of $2,898 and $1,411, respectively	34,390	50,435
Inventories	61,391	79,202
Prepaid expenses and other	3,366	1,122

Total Current Assets	99,173	130,773

Property, Plant and Equipment, at cost:
Land, including land held for sale of $2,398 in 2004	4,798	4,748
Leasehold improvements	6,742	6,958
Buildings and improvements	19,120	18,456
Manufacturing machinery and equipment	53,852	55,989
Furniture, computer equipment and software	33,536	34,094

Total	118,048	120,245

Less accumulated depreciation and amortization	(74,554)	(84,857)

Net Property, Plant and Equipment	43,494	35,388

Intangible and Other Assets:
Goodwill	9,627	10,915
Identifiable intangible assets, net of accumulated amortization of $4,560 and $1,780, respectively	1,152	875
Debt issuance costs, net	913	1,932
Deposits and other	287	226

Total Intangible and Other Assets	11,979	13,948

	$154,646	$180,109

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2003 and 2004
(In Thousands, Except Per Share Amounts)

	2003	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$32,858	$35,757
Outstanding checks in excess of cash balances	41	4,294
Borrowings under revolving credit agreement	—	59,128
Accrued compensation and benefits	7,075	6,667
Payable for acquisition of business	2,197	1,408
Accrued property taxes	1,285	1,202
Customer deposits and deferred profit	1,415	878
Current portion of accrued exit costs related to facility closures	900	537
Accrued interest expense	250	775
Payable to affiliates	207	218
Other accrued liabilities	3,567	2,756

Total Current Liabilities	49,795	113,620

Long-term Liabilities:
Borrowings under revolving credit agreement	34,011	—
Accrued exit costs related to facility closures	117	130
Other	774	545

Total Liabilities	84,697	114,295

Commitments and Contingencies (Notes 9 and 12)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,409 shares and 27,415 shares, respectively	274	274
Additional paid-in capital	380,804	380,637
Deferred stock compensation	(754)	(265)
Accumulated deficit	(310,375)	(314,832)

Total Stockholders’ Equity	69,949	65,814

	$154,646	$180,109

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2003 and 2004
(In Thousands, Except Per Share Amounts)

	2002	2003	2004
Net Sales	$370,797	$313,231	$475,388
Cost of Goods Sold	398,767	321,599	449,516

Gross profit (loss)	(27,970)	(8,368)	25,872

Operating Costs and Expenses:
Selling, general and administrative expenses	27,234	22,648	24,361
Related party expenses- management fees	835	750	750
Severance, retention, and lease exit costs	169	124	1,085
Reorganization transaction costs	312	—	—
Impairment of long-lived assets	21	—	—

Total operating costs and expenses	28,571	23,522	26,196

Operating loss	(56,541)	(31,890)	(324)
Other Income (Expense):
Interest expense	(2,568)	(2,696)	(3,982)
Reduction in interest expense due to settlement of dispute	1,029	—	—
Gain (loss) on sale of assets	(166)	50	(11)
Unrealized loss on marketable equity securities	—	—	(385)
Interest and other income	835	248	245

Loss before income taxes and cumulative effect of change in accounting principle	(57,411)	(34,288)	(4,457)
Income Tax Benefit	276	—	—

Loss before cumulative effect of change in accounting principle	(57,135)	(34,288)	(4,457)
Cumulative Effect of Change in Accounting Principle	(69,015)	—	—

Net loss	$(126,150)	$(34,288)	$(4,457)

Loss Per Share (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$(2.08)	$(1.25)	$(0.16)
Cumulative effect of change in accounting principle	(2.52)	—	—

Net loss	$(4.60)	$(1.25)	$(0.16)

Number of Shares Used for Computation:
Basic and diluted	27,409	27,409	27,413

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2002, 2003 and 2004
(In Thousands)

			Additional
	Common Stock		Paid-in	Deferred Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balances, December 31, 2001	27,410	$274	$380,000	$(205)	$(149,937)	$230,132
Compensation cost related to stock options granted to employees	—	—	233	(233)	—	—
Amortization of deferred stock compensation	—	—	—	31	—	31
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(56)	56	—	—
Fractional shares retired	(1)	—	(2)	—	—	(2)
Net loss	—	—	—	—	(126,150)	(126,150)

Balances, December 31, 2002	27,409	274	380,175	(351)	(276,087)	104,011

Compensation cost related to stock options granted to employees	—	—	599	(599)	—	—
Amortization of deferred stock compensation	—	—	—	196	—	196
Compensation cost related to stock options granted to directors	—	—	30	—	—	30
Net loss	—	—	—	—	(34,288)	(34,288)

Balances, December 31, 2003	27,409	274	380,804	(754)	(310,375)	69,949

Amortization of deferred stock compensation	—	—	—	300	—	300
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(189)	189	—	—
Stock options exercised	6	—	22	—	—	22
Net loss	—	—	—	—	(4,457)	(4,457)

Balances, December 31, 2004	27,415	$274	$380,637	$(265)	$(314,832)	$65,814

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004
(In Thousands)

	2002	2003	2004
Cash Flows from Operating Activities:
Net loss	$(126,150)	$(34,288)	$(4,457)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Cumulative effect of change in accounting principle	69,015	—	—
Depreciation and amortization	21,987	22,133	11,199
Amortization of debt issuance costs	995	954	962
Impairment of property, plant and equipment	2,791	40	—
Change in accrued severance, retention and lease exit costs	8,483	(9,767)	(278)
Reduction of interest expense due to settlement	(1,029)	—	—
Loss (gain) on sale of assets	166	(50)	11
Stock-based compensation and services expense	31	226	300
Marketable equity securities received for recovery of bad debt	—	—	(777)
Unrealized loss on marketable equity securities	—	—	385
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables	5,017	(3,617)	(15,940)
Inventories	42,942	7,086	(17,562)
Prepaid expenses and other	383	(1,334)	2,697
Increase (decrease) in:
Accounts payable	1,457	(855)	2,530
Accrued compensation and benefits	(1,834)	(197)	(480)
Other accrued liabilities	(1,475)	(99)	(1,364)

Net cash provided (used) by operating activities	22,779	(19,768)	(22,774)

Cash Flows from Investing Activities:
Proceeds from sale of assets	115	23	642
Cash acquired as part of business acquisition	—	301	—
Payments for acquisition of businesses	(5,523)	(205)	(2,466)
Capital expenditures	(2,371)	(2,924)	(2,697)

Net cash used by investing activities	(7,779)	(2,805)	(4,521)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	318,592	333,382	505,224
Principal payments under debt agreements	(344,896)	(311,817)	(480,218)
Payments for debt issuance costs	(347)	(628)	(1,998)
Increase (decrease) in outstanding checks in excess of cash balances	(900)	41	4,253
Proceeds from exercise of stock options and warrants	—	—	22

Net cash provided (used) by financing activities	(27,551)	20,978	27,283

Net decrease in cash and equivalents	(12,551)	(1,595)	(12)
Cash and Equivalents:
Beginning of year	14,172	1,621	26

End of year	$1,621	$26	$14

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2003 and 2004
(In Thousands)

	2002	2003	2004
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,175	$1,579	$2,496

Cash received for income taxes	$220	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Payable for acquisition of business	$—	$2,197	$1,408

Contract payable for acquisition of equipment	$—	$—	$793

Assumption of bank debt for acquisition of business	$—	$1,156	$—

Reduction of goodwill and note payable to Former Parent due to settlement of dispute	$6,860	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

1. Basis of Presentation, Nature of Business and Significant Accounting Policies

Basis of Presentation. Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001. Prior to February 28, 2002, Suntron was a wholly owned subsidiary of EFTC Corporation (“EFTC”). On February 28, 2002, the mergers described in Note 3 were completed whereby Suntron became the parent company of EFTC and EFTC subsequently was merged into a successor Delaware Corporation. The accompanying consolidated financial statements present the accounts and capital structure of the Company and its wholly-owned subsidiaries as if this capital structure had been in place since the date of formation or acquisition, as described in Note 3. All material intercompany balances and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The actual results could differ significantly from those estimates. The Company’s consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the write-down of excess and obsolete inventories, the outcome of lease exit activities and pending litigation, determination of impairment of long-lived assets, and the selection of estimated useful lives of intangible assets and property, plant and equipment. These estimates may be adjusted as more current information becomes available, and the amount of such adjustments could be significant.

Fiscal Year. The Company’s fiscal year ends on December 31st. Except for the fourth quarter which ends on December 31st, the Company’s fiscal quarters generally end on the Sunday closest to the end of each calendar quarter.

Nature of Business. The Company is a provider of vertically integrated electronics manufacturing solutions supplying high-mix services that target the semiconductor capital equipment, aerospace and defense, industrial, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. The Company’s manufacturing services include printed circuit board assembly, cable and harness production, engineering services, full systems integration, testing, and after-market repair and warranty services. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. The Company operates in one business segment and its operations are predominantly conducted in the United States.

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

Trade Receivables. The allowance for doubtful accounts is based on management’s assessment of the collectibility of specific customer accounts and the contractual aging of accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. If there is a

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

deterioration of a customer’s credit worthiness, management’s estimate of the recoverability of amounts due the Company could be adversely affected. Upon exhausting all reasonable alternatives to collect past due receivables, accounts or portions thereof are written off with a corresponding reduction in the allowance for doubtful accounts during the period when management determines that the probability of collection is remote. Trade receivables are also reduced for estimated customer discounts and credits due to shipping and pricing errors, although these amounts were not significant at December 31, 2003 and 2004.

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

Property, Plant and Equipment. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the life of the lease or the estimated life of the improvement. For the years ended December 31, 2002, 2003 and 2004, the Company recognized depreciation and amortization expense related to property, plant and equipment of $21,312, $21,577 and $10,922, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

As of December 31, 2004, the weighted average amortization period for intellectual property costs is a total of 8.8 years and all intellectual property costs will be fully amortized in 4.4 years. At least annually, management reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. In addition, these assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets exceeds the fair value. If the Company determines that the carrying value of an intangible asset exceeds its fair value based on estimated undiscounted future cash flows of the asset, the Company considers the carrying value of such intangible assets to be impaired. An impairment charge is then recognized for the deficiency in the amount of estimated discounted future cash flows of the intangible asset compared to the related carrying value of the asset.

Debt Issuance Costs. Debt issuance costs are being amortized over the term of the related debt using the effective interest method.

Goodwill. Goodwill is evaluated for impairment at least on an annual basis, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.

Revenue Recognition. The Company’s revenue generating transactions predominantly involve the sale of products. However, the Company also performs a limited amount of engineering and design services and full life cycle product solutions for some of its customers. The Company recognizes revenue when realized or realizable and earned, which is when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable, (iii) delivery has occurred, and (iv) collection of the selling price is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective products. At the time revenue is recognized, the Company provides for the estimated cost of warranties and customer discounts taken or expected to be taken. The accrual for warranty claims is not material at December 31, 2003 and 2004.

For product sales, the revenue recognition criteria are generally met when title and risk of loss have transferred from the Company to the customer, which may be upon shipment or upon delivery to the customer site depending on the contractual terms. In limited circumstances, although the physical product remains in the Company’s facilities at the request of customers, revenue is recognized in accordance with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.

In some instances, arrangements with customers involve multiple elements that are delivered at different points in time. In determining the appropriate amount of revenue to be recognized, the Company evaluates whether the delivered elements have standalone value to the customer, whether the fair value of the undelivered elements is reliably determinable, and whether delivery of the remaining elements is probable and within the Company’s control. If all of these conditions are satisfied, the Company recognizes revenue for the elements that have been delivered to the customer. If one or more of these conditions have not been satisfied, the Company defers recognition of revenue until all these conditions have been satisfied or all elements have been delivered.

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

If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the years ended December 31, 2002, 2003 and 2004, would have been as follows:

	2002		2003		2004
	Net Loss	EPS	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(126,150)	$(4.60)	$(34,288)	$(1.25)	$(4,457)	$(0.16)

Add stock-based employee compensation recorded under the intrinsic value method	31		196		300
Less stock-based employee compensation under the fair value method	(2,574)		(3,274)		(995)

Pro forma under fair value method	$(128,693)	$(4.70)	$(37,366)	$(1.36)	$(5,152)	$(0.19)

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

Earnings Per Share. Basic earnings per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

share are the same for the years ended December 31, 2002, 2003 and 2004, as all potential common shares were antidilutive. For the years ended December 31, 2002, 2003 and 2004, common stock options and warrants that were excluded from the calculation of earnings per share amounted to an aggregate of 2,292 shares (at exercise prices ranging from $3.74 to $57.24), 2,361 shares (at exercise prices between $0.01 and $57.24) and 2,081 shares (at exercise prices between $0.01 and $57.24) , respectively.

New Accounting Standards. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment.” This statement is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Accordingly, the Company will adopt Statement No. 123R in the third quarter of 2005.

The Company intends to use the “modified-prospective” transition method when it adopts Statement No. 123R. Under the modified-prospective method, the Company will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures will continue to be required for periods prior to the adoption date. The Company’s board of directors is considering taking action to accelerate vesting of all options for which the current exercise price exceeds fair market value, which would eliminate any incremental future expense related to options that are currently outstanding. If the board of directors does not take this action, management believes the impact of adopting this new standard on its future results of operations will require approximately $1,100 of incremental unvested compensation cost that would be recognized as an expense in the Company’s consolidated statements of operations. Of this amount, management expects that approximately $500 would be recognized in the second half of 2005 and $600 would be recognized after 2005. In addition to these amounts, the Company will also recognize additional compensation cost related to new stock options and other share-based payments that are granted in the future.

2. Liquidity

The Company incurred net losses of $126,150 (including $69,015 for the cumulative effect of a change in accounting for goodwill) in 2002, $34,288 in 2003, and $4,457 in 2004. The Company continues to evaluate sales forecasts in relation to its operations and, as discussed in Note 10, many restructuring actions were taken to position the Company for improved operating results in 2004. However, the Company was unable to eliminate the recurring operating losses in 2004 and preliminary sales forecasts indicate that net sales could be more than 25% lower for the first half of 2005 compared to the comparable period in 2004. In response to the lower sales forecasts, management has taken actions in the first quarter of 2005 to reduce operating costs and further reductions will likely be implemented in the second quarter of 2005. The

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

combination of lower net sales forecast for 2005 and these restructuring actions is not expected to result in profitable operations in 2005. However, management expects that the Company will be able to achieve positive cash flows from operating activities for 2005.

As discussed in Note 12, the Company is involved in litigation with a former customer to recover the cost of inventories totaling approximately $18,300 and the Company’s lenders have excluded these inventories from the borrowing base under the credit agreement, as discussed in Note 6. The Company has outstanding debt under this credit agreement of $59,128 as of December 31, 2004, and unused borrowing availability was $7,286 as of March 20, 2005. Management believes that the Company would have violated the covenant for earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement, by the end of the first quarter of 2005. However, on April 5, 2005 (effective March 29, 2005) the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. In connection with this amendment, the Applicable Margin (the premium we are charged in excess of published Base and LIBOR Rates) for Base Rate borrowings was increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. Management believes the Company will be able to comply with the amended EBITDA covenant and that borrowing availability will be sufficient to fund planned operations in 2005.

3. Business Combinations

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

K*TEC was a privately held EMS company based in Sugar Land, Texas. K*TEC was 100% owned by TBF II, an affiliate of Thayer-Blum Funding L.L.C. (“TBF”), EFTC’s principal stockholder. TBF owned approximately 77% of the outstanding common stock of EFTC. On February 28, 2002, EFTC’s stockholders voted in favor of the business combination and the closing occurred on that date.

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

The business combination of EFTC and K*TEC has been accounted for as a reorganization of entities under common control. Accordingly, the Company’s historical financial statements give effect to the business combination as if it occurred on October 10, 2000, which is the date that common control was established. Under this accounting method all transaction costs were charged to operations in the period incurred.

Acquisition of Midwestern Electronics. In March 2002, the Company purchased substantially all of the assets and assumed certain liabilities of Midwestern Electronics, a privately held EMS provider. Midwestern’s business focused on high-mix products and services, including printed circuit board assembly, subassemblies, box-build, and aftermarket repair services. The purchase price was $5,523 and Midwestern’s results of operations have been included in the consolidated financial statements since the date of acquisition.

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

Acquisition of Trilogic Systems, LLC. On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the aerospace and defense, medical equipment and industrial markets. Management believes Trilogic’s comprehensive suite of design and integration capabilities, including hardware engineering, software integration, testing and product life cycle management services provide the Company with an opportunity to provide an expanded array of services to its customers, increase its customer base and expand market share in the Northeast. In July 2003, the Company also purchased certain design and engineering assets from an entity affiliated with Trilogic.

The initial purchase consideration was $1,060, which consisted of the assumption and immediate repayment of $1,156 of Trilogic’s bank debt, and a cash payment of $205 which was offset by cash acquired of $301. The net purchase consideration was funded through borrowings under the Company’s revolving line of credit. Trilogic’s results of operations have been included in the consolidated financial statements since the date of acquisition. The purchase agreement provided for the payment of additional consideration up to approximately $4,025 based on the achievement of certain sales targets during 2003 and 2004. Based on the sales targets achieved in 2003 and 2004, the Company incurred a liability for additional purchase consideration of $2,197 for 2003 (of which $2,111 was paid in 2004) and $1,312 for 2004. During 2004, the Company also determined that a liability for $44 recorded under the initial purchase price allocation is not payable and, accordingly, this amount was reversed in 2004 with a corresponding reduction of goodwill.

The allocation of the acquisition cost, including the additional consideration discussed above, resulted in goodwill of $3,931. The historical results of operations of Trilogic would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein. The following table presents the final allocation of the acquisition cost to the assets acquired and liabilities assumed, based on their fair values:

Cash and equivalents	$301
Accounts receivable	1,612
Inventories	1,096
Property, plant, and equipment	248
Goodwill	3,931
Bank debt assumed	(1,156)
Accounts payable assumed	(2,022)
Accrued liabilities assumed	(340)

Net assets acquired	$3,670

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Skyline Acquistion. In February 2004, the Company completed an acquisition for approximately $355. The initial purchase price was allocated to trade receivables for $105, inventories for $249, equipment for $3, goodwill for $10, and payables for $12. The agreement provides for the payment of additional consideration in the amount of 1% of net sales related to the customers of the acquired business during the one-year period following the acquisition. For the year ended December 31, 2004, the Company recorded additional goodwill of $10 related to the formula for additional consideration under the Skyline acquisition agreement. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.

4. Intangible Assets

Goodwill. In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for business combinations, except for business combinations between entities under common control. Statement 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. Statement 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

In connection with the adoption of Statement 142 during the first quarter of 2002, the Company concluded that no impairment existed with respect to goodwill with a carrying value of $6,729 related to the Company’s Northwest reporting unit (which arose in connection with the February 1997 acquisition of Current Electronics). However, the Company determined that goodwill related to the K*TEC reporting unit (which arose in connection with the October 2000 acquisition from Kent Electronics) was impaired for the entire carrying value which resulted in an impairment loss of $69,015. This impairment loss was recorded as the cumulative effect of a change in accounting principle in the 2002 Consolidated Statement of Operations.

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows:

	Northwest	Midwestern	Trilogic	Skyline	Total
Balance, December 31, 2002	$6,729	$235	$—	$—	$6,964

Goodwill recorded	—	—	2,663	—	2,663

Balance, December 31, 2003	6,729	235	2,663	—	9,627

Goodwill recorded	—	—	1,268	20	1,288

Balance, December 31, 2004	$6,729	$235	$3,931	$20	$10,915

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Identifiable Intangible Assets. Identifiable intangible assets consist of the following at December 31, 2003 and 2004:

	December 31, 2003			December 31, 2004
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Intellectual property	$4,662	$3,510	$1,152	$2,655	$1,780	$875
Customer agreement	800	800	—	—	—	—
Covenant not to compete	200	200	—	—	—	—
Other	50	50	—	—	—	—

	$5,712	$4,560	$1,152	$2,655	$1,780	$875

For the years ended December 31, 2002, 2003 and 2004, the Company recognized amortization expense related to identifiable intangible assets of $675, $556 and $277, respectively. Estimated amortization expense for identifiable intangible assets shown above for the years ending December 31, 2005, 2006, 2007, 2008 and 2009 amounts to approximately $200, $200, $200, $200 and $75, respectively.

5. Inventories

Inventories are summarized as follows:

	December 31,
	2003	2004
Purchased parts and completed sub-assemblies	$43,113	$53,015
Work-in-process	10,044	12,895
Finished goods	8,234	13,292

Total	$61,391	$79,202

For the years ended December 31, 2002, 2003 and 2004, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $5,427, $3,321 and $3,663, respectively.

6. Borrowings Under Revolving Credit Agreement

At December 31, 2003 and 2004, the Company has a $75,000 revolving credit facility with Citibank as the lead bank. The outstanding principal balance under this credit facility amounted to $34,011 at December 31, 2003 and $59,128 as of December 31, 2004. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the revolving line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly and monthly requirements related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

On July 7, 2004, the credit agreement was amended whereby Congress Financial Corporation joined Citibank as a party to the amended credit agreement. The maturity date was extended until July 7, 2008 and the amendment included less stringent covenants for EBITDA for 2004. Prior to July 7, 2004, the interest rate was the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. Under the amended credit agreement, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. As of December 31, 2003 and 2004, the interest rate for Base Rate borrowings was 6.5% and 6.0%, respectively. As of December 31, 2003 and 2004, the effective rate for LIBOR Rate borrowings was 4.9% and 4.8%, respectively. Beginning in 2005, interest rates may be adjusted further depending on the amount of EBITDA for the preceding four fiscal quarters.

Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. As of December 31, 2004, the borrowing base calculation permitted total borrowings of $75,000, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and outstanding letters of credit for $1,370, the Company had borrowing availability of $14,502 as of December 31, 2004. During the year ended December 31, 2004, the Company incurred debt issuance costs of $1,752 related to the amended credit agreement.

Due to the termination of the Company’s relationship with Applied Materials, Inc. as discussed in Note 12, the Company’s lenders determined in January 2005 that inventories related to this customer will be ineligible in future calculations of the borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in borrowing availability from $14,502 at December 31, 2004 to $5,699 as of February 28, 2005. Furthermore, due to these reductions in borrowing availability, the amended credit agreement provides that the EBITDA covenant will be more stringent beginning in January 2005 (see also Note 2).

The amended credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the 2004 consolidated balance sheet.

7. Income Taxes

At December 31, 2004, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $221,000. If not previously utilized, the NOL carryforwards will expire in 2019 through 2025. At December 31, 2004, approximately $40,000 of the NOL carryforwards are subject to limitation, whereby approximately $3,600 becomes available each year through 2015, as a result of changes in ownership that occurred in 2000. The remaining $181,000 of NOL carryforwards can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities.

Actual income tax expense for the years ended December 31, 2002, 2003 and 2004 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	2002	2003	2004
Income tax benefit at the statutory rate	$42,891	$11,658	$1,515
Benefit (expense) resulting from:
Change in law related to alternative minimum tax	250	—	—
Increase in Federal valuation allowance	(43,114)	(11,547)	(1,786)
Other, net	249	(111)	271

Income tax benefit	$276	$—	$—

Income tax benefit for the years ended December 31, 2002, 2003 and 2004, is comprised of the following:

	2002	2003	2004
Current:
Federal	$257	$—	$—
State	19	—	—

Total current	276	—	—

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax benefit	$276	$—	$—

     At December 31, 2003 and 2004, the tax effects of temporary differences that give rise to significant deferred tax assets are presented below:

	2003	2004
Federal net operating loss carryforwards	$72,576	$75,229
State net operating loss carryforwards	10,749	5,873
Intangible assets	31,818	23,259
Inventories	9,818	5,086
Accrued compensation, benefits, severance and lease exit costs	1,913	1,546
Property, plant and equipment	1,946	883
Allowance for doubtful accounts receivable	1,130	616
Other	386	141

Total deferred tax assets	130,336	112,633
Less valuation allowance	(130,336)	(112,633)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2003 and 2004.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

8. Stock-based Compensation

Stock Options. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. EFTC previously had three stock option plans and K*TEC had one plan (the “Predecessor Plans”), all of which were terminated upon adoption and approval of the Plan. All outstanding options under the Predecessor Plans were replaced with new options under the Plan with no change to the terms or vesting provisions, except the number of shares and exercise prices were adjusted based upon the exchange ratios in the business combination as discussed in Note 3. At December 31, 2004, approximately 2,913 shares were available for grant under the Plan.

The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan and the Predecessor Plans for the years ended December 31, 2002, 2003 and 2004:

	2002		2003		2004
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	1,807	$14.67	2,139	$12.04	2,361	$10.28
Granted	809	8.49	437	3.15	195	8.31
Canceled	(477)	15.93	(215)	13.25	(469)	11.66
Exercised	—	—	—	—	(6)	3.81

Outstanding, end of year	2,139	$12.04	2,361	$10.28	2,081	$9.81

The following table summarizes information about stock options outstanding at December 31, 2004:

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Life (Years)	Shares	Exercise Price	Shares
$ 0.01	$0.01	$0.01	9.0	106	$0.01	6
2.83	3.74	3.70	7.8	217	3.69	116
4.16	5.77	4.41	9.0	276	4.37	66
7.36	11.00	10.46	6.7	1,140	10.50	700
11.52	16.00	14.67	5.7	234	14.53	179
17.24	57.24	28.12	3.9	108	28.12	108

$ 0.01	$57.24	$9.81	7.0	2,081	11.66	1,175

The Company uses the intrinsic value method to account for stock-based compensation. During 2002, the Company granted 250 options with an intrinsic value of $233 on the measurement date. During 2003, the Company granted 139 options with an intrinsic value of $599 on the measurement date. These amounts are reflected as deferred compensation cost in the accompanying consolidated statements of stockholders’ equity and compensation expense is being charged to operations over the vesting period for the related stock options. During 2004, some of these options were canceled prior to vesting which resulted in the reversal of deferred stock compensation and a corresponding reduction in additional paid-in capital for $189.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

In June 2002, option holders were given the opportunity to exchange certain options for an aggregate of 476 shares. All option holders accepted the offer, which resulted in the exchange of options that would have cliff vested in 2007 for new options that vest 20% annually over five years. There was no change to the terms of these options. This modification resulted in a new measurement date but a compensation charge was not required since the exercise price of these options was in excess of the fair market value of the Company’s common stock. Under the intrinsic value method used to account for options granted to employees, the Company recognized total compensation cost of $31, $196 and $300 for the years ended December 31, 2002, 2003 and 2004, respectively. Additionally, during 2003 certain directors of the Company elected to accept stock options in lieu of cash for quarterly director fees. The fair value of these options was determined using the Black Scholes model that resulted in the issuance of options for an aggregate of 12 shares and the Company recognized a compensation charge of $30.

The weighted average fair value of options granted for the years ended December 31, 2002, 2003 and 2004 was $5.06, $3.83 and $5.17, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2002	2003	2004
Dividend yield	—	—	—
Expected volatility	110.5%	122.5%	110.1%
Risk-free interest rate	4.1%	2.9%	3.6%
Expected lives (years)	5.1	4.3	5.5

9. Related Party Transactions

Leasing Activities. During 1998, the Company entered into two operating leases with a director of the Company whereby manufacturing facilities in Newberg, Oregon and Tucson, Arizona were leased through December 2003. The Tucson lease provided for monthly payments of $32 and the Newberg lease provided for monthly payments of $58. Honeywell International, Inc. subleased the Tucson facility under a month-to-month agreement that required monthly payments of $32 through expiration of the Tucson lease in December 2003. In July 2003, the Company renewed the Newberg lease through December 2008 at an average monthly payment of $47. In July 2004, this individual resigned as a director of the Company.

Purchases and Net Sales. For the years ended December 31, 2002, 2003 and 2004, the Company purchased raw materials to support production requirements from affiliates of the Company’s majority stockholder for $59, $481 and $832, respectively. For the year ended December 31, 2004, the Company had net sales of $300 to an affiliate of the Company’s majority stockholder and a trade receivable of $28 at December 31, 2004.

Employment and Consulting Agreements. The Company has entered into an employment agreement with an executive officer that provides for monthly payments of $25. This employment agreement expired in December 2003, but automatically extends for successive one-year periods until terminated. Certain provisions of this agreement remain in effect whereby the Company could be required to pay severance benefits up to one-year’s salary which would amount to aggregate payments of $300. In addition, a director of the Company provided consulting services for $15 during 2002.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Management Fees. During 2002, 2003 and 2004, the Company incurred management fees of $835, $750 and $750, respectively, for services provided by affiliates of the Company’s majority stockholder. The services provided under this arrangement consist primarily of management and consulting services related to corporate development activities.

10. Restructuring and Reorganization Activities

The Company periodically takes actions to increase capacity utilization through the closure of facilities and the sale of assets. The results of operations related to these activities for the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	2002	2003	2004
Amounts related to manufacturing activities and included in cost of goods sold:
Impairment of manufacturing assets	$2,770	$40	$—
Severance and retention costs	565	803	232
Lease exit costs	10,093	462	16
Moving and relocation costs	131	150	50
Accelerated depreciation of leasehold improvements	—	1,257	—
Reversal of previously accrued lease exit cost upon termination of lease	—	(4,710)	—

Total included in cost of goods sold	13,559	(1,998)	298

Amounts unrelated to manufacturing activities and included in operating costs and expenses:
Severance and retention costs	109	123	393
Lease exit costs	—	(1)	650
Moving, relocation and other costs	50	2	42

Total severance, retention and lease exit costs	169	124	1,085

Impairment of long-lived assets	21	—	—

Reorganization transaction costs	312	—	—

Total Expense (Benefit)	$14,061	$(1,874)	$1,383

Presented below is a description of the activities that resulted in the charges shown in the table above:

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

These consolidations resulted in a plan to sell the Company’s building in Ottawa and certain machinery, equipment, furniture and fixtures that were previously used at both facilities. In connection with the plan of disposal, the Company determined that the carrying value of some of the underlying assets exceeded their

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

fair value. Consequently, the Company recorded an impairment charge of $2,791 (including $2,770 classified as cost of goods sold), which represents the excess of the carrying values of the assets over their fair values, less cost to sell. This impairment charge consisted of $1,294 related to the Ottawa plant, $1,397 for equipment that was removed from service and $100 related to equipment that remained in service. The fair value of impaired assets held for sale was determined by consultation with brokers and comparison to similar assets that have been sold or are currently being offered for sale. In November 2004, the Ottawa plant was sold for an amount that was approximately equal to the net carrying value.

During 2002, the Company incurred charges of $674 for severance costs ($565 included in cost of goods sold) related to approximately 420 employees, of which $613 was paid in 2002 and $61 was paid in 2003. These severance costs related to the Fremont and Ottawa closures and other reductions in force that occurred in 2002.

Reversal of Accrual upon Lease Termination. As of October 31, 2003, accrued lease exit costs included $7,844 related to the Fremont lease discussed above. In November 2003, the Company entered into an agreement with the landlord of the Fremont facility whereby the Company paid $2,740 as consideration for the early termination of the lease. The Company incurred additional costs of $394 related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4,710 due to the reversal of accrued lease exit costs. This credit is reflected as a reduction of cost of goods sold in the consolidated statement of operations for the year ended December 31, 2003.

2003 and 2004 Plant Consolidations. In June 2003, the Company initiated actions to consolidate its Phoenix manufacturing operations and corporate headquarters into a single facility with the objective of subleasing up to one-third of the existing leased space in Phoenix. In connection with the initial phase of the Phoenix consolidation, effective June 1, 2003, the estimated useful life of leasehold improvements with a carrying value of $1,309 was shortened from approximately four years to periods ranging from two months to seven months to coincide with the expected period that the assets would continue to be in service. This change in estimate resulted in an increase in depreciation and amortization expense of $1,257 ($0.05 per share) for the year ended December 31, 2003.

The Company recognized lease exit costs of approximately $462 in 2003, primarily due to the consolidation of Phoenix manufacturing operations into one building during the third quarter of 2003. In the first quarter of 2004, the Company completed the move of its corporate headquarters and the consolidation into a single building was complete. The Company recognized lease exit costs of $430 in the first quarter of 2004 related to the vacated portion of the building devoted to corporate headquarters. In the third quarter of 2004, the Company recorded an additional lease exit charge of approximately $200 due to delays in locating a tenant to sublease the vacant facility.

During 2003, the Company incurred charges of $926 for severance costs and retention ($803 included in cost of goods sold), of which $862 was paid in 2003. These severance costs related to the Phoenix consolidation and other reductions in force that occurred in 2003. During 2004, the Company incurred charges of $625 for severance costs ($232 included in cost of goods sold), of which $498 was paid in 2004. These severance costs related primarily to the termination of executive officers of the Company and other reductions in force that occurred in 2004.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations related to the closures discussed above:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2002	$10,321	$61

Accrued expense for restructuring activities	423	1,078
Cash receipts under subleases	409	—
Cash payments	(5,876)	(1,084)
Reversal of accrued lease exit costs	(4,710)	—
Reclassification of non-level rent liability	489	—
Expense due to change in previous estimates	(39)	—

Balance, December 31, 2003	1,017	55

Accrued expense for restructuring activities	430	625
Cash receipts under subleases	489	—
Cash payments	(1,544)	(553)
Accretion of interest	47	—
Reclassification of non-level rent liability	45	—
Expense due to change in previous estimates	183	—

Balance, December 31, 2004	$667	$127

Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of December 31, 2004, $537 of this obligation is included in current liabilities and $130 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheets and is expected to be paid in the first half of 2005.

11. Business and Credit Concentrations

The Company operates in the EMS segment of the electronics industry. Substantially all of the Company’s customers are located in the United States. For the years ended December 31, 2002, 2003 and 2004, the Company’s net sales were derived from companies engaged in the following market sectors:

	Semiconductor	Aerospace		Networking and
Year	Capital Equipment	and Defense	Industrial	Telecommunications
2002	25%	42%	9%	18%
2003	24%	33%	25%	15%
2004	39%	24%	25%	9%

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Sales to significant customers as a percentage of net sales for the years ended December 31, 2002, 2003 and 2004, were as follows:

	Honeywell	Applied
Year	International, Inc.	Materials, Inc.
2002	42%	22%
2003	29%	18%
2004	21%	25%

The percentage of the Company’s net trade receivables due from significant customers at December 31, 2003 and 2004 is as follows:

	Honeywell	Applied
Year	International, Inc.	Materials, Inc.	Input/ Output, Inc.
2003	13%	10%	6%
2004	12%	5%	16%

The Company does not require collateral to support trade receivables. The Company has a policy to regularly monitor the credit worthiness of its customers and provide for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages that have impacted the Company’s profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2003 and 2004, the Company had approximately $477 and $266, respectively, in excess of federally insured limits. The difference between these amounts and the amount of cash and equivalents shown in the consolidated balance sheets is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.

The Company operates a manufacturing facility in Mexico. At December 31, 2004, the Company had approximately $4,400 of inventories and $800 of manufacturing equipment in Mexico. Over the past year, the Company has increased its focus on foreign operations and management expects that assets deployed in foreign jurisdictions will continue to increase in the future. Operations in foreign countries are generally subject to greater uncertainties than those in the United States, including the potential for unstable political and economic conditions, and changes in governmental regulations and taxation policies.

12. Commitments and Contingencies

Operating Leases. The Company has noncancelable operating leases for facilities and equipment that expire in various years through 2011. Lease expense under all operating leases (excluding charges for lease exit costs discussed in Note 10) amounted to $9,602, $6,727 and $5,963 for the years ended December 31, 2002, 2003 and 2004, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

At December 31, 2004, future minimum lease payments for operating leases are as follows:

Year Ending December 31:
2005	$4,257
2006	3,688
2007	2,674
2008	1,622
2009	871
After 2009	685

$13,797

The amounts shown in the table above include $1,672 of future lease payments that were included in the determination of lease exit liabilities that are recorded in the 2004 consolidated balance sheet. This amount consists of future lease payments of $613, $669 and $390 for the years ending December 31, 2005, 2006 and 2007, respectively.

Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees. During 2002, the Company matched 50% of an employee’s contributions, up to a maximum matching contribution of 3% of the employee’s compensation. The Company did not make any matching contributions for 2003 or for the first quarter of 2004. Beginning in the second quarter of 2004, the Company matched 50% of an employee’s contributions, up to a maximum matching contribution of 1% of the employee’s compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2002, 2003 and 2004, total contributions by the Company to the Plan were approximately $1,416, $-0-, and $320, respectively.

Legal Proceedings. Applied Materials, Inc. (“Applied”) has been a customer of the Company and its predecessors for over ten years. The parties have entered into multiple agreements that set forth Applied’s responsibility for inventories that are purchased or manufactured based on orders and forecasts received from Applied, as well as other related costs that Applied is responsible for. During 2003 and 2004, the Company intensified its efforts to enforce the contractual provisions of these agreements to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified the Company that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 the business relationship with Applied had substantially terminated.

In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for costs relating to raw materials, inventory, and capital and human resources that the Company claims it expended in reliance upon Applied’s representations. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for damages. In February 2005, the Company responded to Applied’s Complaint with a Cross-Complaint that sets forth the Company’s claim for reimbursement of amounts that management believes Applied is contractually obligated to pay under the agreements, including amounts due for excess and obsolete inventories of $18,300 as of January 2005, plus punitive damages, interest and legal fees.

This dispute involves a potential loss contingency if the outcome of the litigation does not result in a

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

settlement that is adequate to recover the net carrying value of the Company’s inventories. Management believes that Applied is responsible for the net carrying value of inventories that were purchased on behalf of Applied and the Company intends to vigorously prosecute all of its claims against Applied. The precise amount or likelihood of recovery can not be quantified and no assurances can be made as to the final timing or outcome of this litigation.

The Company is subject to other litigation, claims and assessments that may arise in the ordinary course of its business activities. Such matters include contractual matters, employment-related issues and regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

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

The initial trading value indicated that the value of these securities was $777 and, accordingly, this amount was recorded as a bad debt recovery (shown as a reduction of selling, general and administrative expenses in the 2004 consolidated statement of operations). By the end of the 2004, the value of these securities had declined to $392 and the Company recorded an unrealized loss of $385 in the 2004 consolidated statement of operations. Management intends to sell this investment (included in prepaid expenses and other in the 2004 consolidated balance sheet) in 2005.

14. Subsequent Events

In January 2005, the Company entered into an agreement to sell certain equipment used for plastic injection molding and sheet metal fabrication. As of December 31, 2004, the net book value of this equipment was approximately $1,620 and the sales proceeds are expected to be $2,040. The sale of the plastic injection molding equipment was completed in January 2005, which resulted in a gain of approximately $230 in the first quarter of 2005. The sale of the sheet metal fabrication equipment is not expected to be completed until the third quarter of 2005 when a gain of approximately $190 is expected. Since these assets were still in use as of December 31, 2004, they are included in manufacturing machinery and equipment in the 2004 consolidated balance sheet.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

15. Quarterly Financial Information (Unaudited)

Presented below is selected unaudited quarterly financial information:

	Year Ended December 31, 2003				Year Ended December 31, 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$80,164	$74,845	$79,638	$78,584	$100,671	$130,381	$128,542	$115,794
Cost of goods sold	84,451	78,840	80,780	77,528	97,698	121,635	120,913	109,270

Gross profit (loss)	(4,287)	(3,995)	(1,142)	1,056	2,973	8,746	7,629	6,524

Selling, general & administrative	(5,609)	(5,682)	(5,039)	(6,318)	(5,609)	(6,394)	(5,762)	(6,596)
Severance, retention and lease exit costs	(18)	(33)	—	(73)	(632)	(67)	(282)	(104)
Related party expenses	(188)	(187)	(188)	(187)	(188)	(187)	(188)	(187)

Operating income (loss)	(10,102)	(9,897)	(6,369)	(5,522)	(3,456)	2,098	1,397	(363)

Interest expense	(480)	(700)	(761)	(755)	(849)	(1,097)	(991)	(1,045)
Unrealized gain (loss) on marketable equity securities	—	—	—	—	—	—	(428)	43
Gain (loss) on sale of assets	29	7	6	8	(9)	(25)	(1)	24
Other, net	23	63	4	158	35	35	133	42

Net income (loss)	$(10,530)	$(10,527)	$(7,120)	$(6,111)	$(4,279)	$1,011	$110	$(1,299)

Basic and diluted loss per share applicable to common stockholders	$(0.38)	$(0.38)	$(0.26)	$(0.22)	$(0.16)	$0.04	$—	$(0.05)

SUNTRON CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable—Allowance for Doubtful Accounts
(Dollars in Thousands)

		Additions
	Balance at	Charged	Charged				Balance at
	Beginning	To Costs &	To Other				End Of
Year Ended December 31,	Of Year	Expenses	Accounts		Deductions		Year
2002	$5,636	$117	$1,308	(1)	$5,321	(2)	$1,740
2003	1,740	2,694	31	(1)	1,567	(3)	2,898
2004	2,898	1,791	—		3,278	(4)	1,411

(1)	Allowance for doubtful accounts established in purchase accounting for Midwestern Electronics in 2002 and Trilogic Systems in 2003.

(2)	Deductions consist of write-offs of $3,213 and recoveries of $2,108.

(3)	Deductions consist of write-offs of $345 and recoveries of $1,222.

(4)	Deductions consist of write-offs of $2,350 and recoveries of $928.

Exhibit Index

Exhibit
Number	Description

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002