Form 10-Q
period 2004-03-05
SUNTRON CORP
filed 2005-05-17
CIK 1160513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended April 3, 2005, or

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

     As of April 30, 2005, there were outstanding 27,415,221 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION

FORM 10-Q

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and April 3, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
ASSETS
Current Assets:
Cash and equivalents	$14	$23
Trade receivables, net of allowance for doubtful accounts of $1,411 and $893, respectively	50,435	46,929
Inventories	79,202	69,082
Equipment held for sale, net of accumulated depreciation of $5,413	—	1,613
Prepaid expenses and other	1,122	832

Total Current Assets	130,773	118,479

Property, Plant and Equipment, at cost:
Land, including land held for sale of $2,398	4,748	4,748
Leasehold improvements	6,958	7,063
Buildings and improvements	18,456	18,472
Manufacturing machinery and equipment	55,989	48,324
Furniture, computer equipment and software	34,094	34,187

Total	120,245	112,794
Less accumulated depreciation and amortization	(84,857)	(80,613)

Net Property, Plant and Equipment	35,388	32,181

Intangible and Other Assets:
Goodwill	10,915	10,918
Debt issuance costs, net	1,932	1,904
Identifiable intangible assets, net of accumulated amortization of $1,780 and $1,175, respectively	875	825
Deposits and other	226	212

Total Intangible and Other Assets	13,948	13,859

	$180,109	$164,519

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2004 and April 3, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,757	$30,179
Outstanding checks in excess of cash balances	4,294	3,700
Borrowings under revolving credit agreement	59,128	54,861
Accrued compensation and benefits	6,667	8,395
Payable for acquisition of business	1,408	28
Accrued property taxes	1,202	432
Customer deposits and deferred profit	878	2,978
Current portion of accrued exit costs related to facility closures	537	396
Accrued interest expense	775	777
Payable to affiliates	218	221
Other accrued liabilities	2,756	2,314

Total Current Liabilities	113,620	104,281

Long-term Liabilities:
Accrued exit costs related to facility closures	130	156
Other	545	395

Total Liabilities	114,295	104,832

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares	274	274
Additional paid-in capital	380,637	380,637
Deferred stock compensation	(265)	(203)
Accumulated deficit	(314,832)	(321,021)

Total Stockholders’ Equity	65,814	59,687

	$180,109	$164,519

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters Ended March 28, 2004 And April 3, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
Net Sales	$100,671	$82,736
Cost of Goods Sold	97,698	82,264

Gross profit	2,973	472

Operating Costs and Expenses:
Selling, general and administrative expenses	5,609	5,618
Severance, retention, and lease exit costs	632	26
Related party expenses- management fees	188	188

Total operating costs and expenses	6,429	5,832

Operating loss	(3,456)	(5,360)
Other Income (Expense):
Interest expense	(849)	(1,090)
Gain (loss) on sale of assets	(9)	241
Unrealized loss on marketable equity securities	—	(144)
Interest and other income	35	164

Net loss	$(4,279)	$(6,189)

Loss Per Share (Basic and Diluted):	$(0.16)	$(0.23)

Number of Shares Used for Computation:
Basic and Diluted	27,410	27,415

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended March 28, 2004 And April 3, 2005
(In Thousands)

	2004	2005
Cash Flows from Operating Activities:
Net loss	$(4,279)	$(6,189)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,808	2,116
Amortization of debt issuance costs	238	209
Change in accrued severance, retention and lease exit costs	41	(199)
Loss (gain) on sale of assets	9	(241)
Stock-based compensation and services expense	85	62
Unrealized loss on marketable equity securities	—	144
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(16,159)	3,506
Inventories	(14,595)	10,120
Prepaid expenses and other	1,714	160
Increase (decrease) in:
Accounts payable	17,890	(5,320)
Accrued compensation and benefits	(1,666)	1,812
Other accrued liabilities	(413)	(761)

Net cash provided (used) by operating activities	(13,327)	5,419

Cash Flows from Investing Activities:
Proceeds from sale of assets	12	1,891
Payments for acquisition of businesses	(2,456)	(1,383)
Capital expenditures	(404)	(852)

Net cash used by investing activities	(2,848)	(344)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	94,148	87,484
Principal payments under debt agreements	(81,424)	(91,884)
Payments for debt issuance costs	(183)	(72)
Increase (decrease) in outstanding checks in excess of cash balances	3,628	(594)

Net cash provided (used) by financing activities	16,169	(5,066)

Net increase (decrease) in cash and equivalents	(6)	9
Cash and Equivalents:
Beginning of period	26	14

End of period	$20	$23

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$534	$879

Cash paid for income taxes	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended April 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2004.

2. Loss Per Share

     Basic loss per share excludes dilution for potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended March 28, 2004 and April 3, 2005, as all potential common shares were antidilutive. For the quarter ended March 28, 2004, common stock options that were excluded from the calculation of loss per share amounted to an aggregate of 2,107 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended April 3, 2005, common stock options that were excluded from the calculation of earnings per share amounted to an aggregate of 2,008 shares at exercise prices ranging from $0.01 to $57.24 per share.

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

     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the quarters ended March 28, 2004 and April 3, 2005, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	March 28, 2004		April 3, 2005
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(4,279)	$(0.16)	$(6,189)	$(0.23)

Add stock-based employee compensation recorded under the intrinsic value method	85		62
Less stock-based employee compensation recorded under the fair value method	(409)		(303)

Pro forma under fair value method	$(4,603)	$(0.17)	$(6,430)	$(0.23)

4. Inventories

     Inventories at December 31, 2004 and April 3, 2005 are summarized as follows:

	2004	2005
Purchased parts and completed sub-assemblies	$53,015	$43,768
Work-in-process	12,895	11,221
Finished goods	13,292	14,093

Total	$79,202	$69,082

     For the quarters ended March 28, 2004 and April 3, 2005, the Company recognized write-downs of excess and obsolete inventories of $353 and $1,944, respectively.

5. Debt Financing

     At December 31, 2004 and April 3, 2005, the Company has a $75,000 revolving credit facility. The outstanding principal balance under this credit facility amounted to $59,128 at December 31, 2004 and $54,861 as of April 3, 2005. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under the revolving line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum for the unused portion of the credit facility. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly and monthly requirements related to earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement.

     On July 7, 2004, the credit agreement was amended whereby Congress Financial Corporation joined Citibank as a party to the amended credit agreement. The maturity date was extended until July 7, 2008 and the amendment included less stringent covenants for EBITDA for 2004. Prior to July 7, 2004, the interest rate was the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. Under the amended credit agreement, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. As of December 31, 2004, the interest rate for Base Rate borrowings was 6.0% and the effective rate for LIBOR Rate borrowings was 4.8%.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

     Due to the termination of the Company’s relationship with Applied Materials, Inc. as discussed in Note 7, the Company’s lenders determined in January 2005 that inventories related to Applied Materials will be ineligible in future calculations of the borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in borrowing availability from $14,502 at December 31, 2004 to $9,589 as of April 3, 2005. Furthermore, due to these reductions in borrowing availability, the amended credit agreement required a more stringent EBITDA covenant beginning in January 2005.

     The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. Under the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. As of April 3, 2005, the interest rate for Base Rate borrowings was 7.5% and the effective rate for LIBOR Rate borrowings was 5.4%.

     Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. As of April 3, 2005, the borrowing base calculation permitted total borrowings of $64,538, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $88, the Company had borrowing availability of $9,589 as of April 3, 2005. For the first quarter of 2005, the Company incurred debt issuance costs of $181 related to the March 29, 2005 amendment to the credit agreement.

     The credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the consolidated balance sheet as of December 31, 2004 and April 3, 2005.

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

6. Restructuring Activities

     The Company periodically takes actions to increase capacity utilization through the closure of facilities and the sale of assets. The results of operations related to these activities for the quarters ended March 28, 2004 and April 3, 2005, are summarized as follows:

	2004	2005
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$13	$239
Lease exit costs	20	142
Moving and relocation costs	54	—

Total included in cost of goods sold	87	381

Amounts unrelated to manufacturing activities and included in operating costs and expenses:
Severance and retention costs	244	7
Lease exit costs	388	12
Moving, relocation and other costs	—	7

Total severance, retention and lease exit costs	632	26

Total Expense	$719	$407

     Presented below is a description of the activities that resulted in the charges shown in the table above:

     In June 2003, the Company initiated actions to consolidate its Phoenix manufacturing operations and corporate headquarters into a single facility with the objective of subleasing up to one-third of the existing leased space in Phoenix. In the first quarter of 2004, the Company completed the move of its corporate headquarters and the consolidation into a single building was complete. During the first quarter of 2004, the Company recognized lease exit costs of $408 primarily related to the vacated portion of the building devoted to corporate headquarters and incurred severance costs of $257, primarily related to the termination of executive officers of the Company.

     In the first quarter of 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord of the Austin warehouse whereby the Company paid $160 as consideration for the early termination of the lease. In the first quarter of 2005, the Company also incurred severance costs of $246, primarily related to reductions in the manufacturing workforce.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the quarter ended April 3, 2005:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2004	$667	$127

Accrued expense for restructuring activities	154	246
Cash receipts under subleases	54	—
Cash payments	(327)	(330)
Accretion of interest	9	—
Reclassification of non-level rent liability	4	—
Expense due to change in previous estimates	(9)	—

Balance, April 3, 2005	$552	$43

     Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of April 3, 2005, $396 of this obligation is included in current liabilities and $156 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheets and is expected to be paid in the second quarter of 2005.

7. Legal Proceedings

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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

     This dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of the Company’s inventories. Management believes that Applied is responsible for the net carrying value of inventories that were purchased on behalf of Applied and the Company intends to vigorously prosecute all of its claims against Applied. No assurances can be made as to the final timing or outcome of this litigation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Overview

     During the first quarter of 2005, our net sales were 17.8% lower than the first quarter of 2004 and 28.5% lower than the fourth quarter of 2004. Our operating loss was $5.4 million in the first quarter of 2005 compared to operating losses of $3.5 million in the first quarter of 2004 and $0.4 million in the fourth quarter of 2004. From 2001 through 2003, we experienced a severe contraction in our business where quarterly net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. We responded to the economic downturn by closing five of our manufacturing facilities, which resulted in significant restructuring charges and we incurred significant net losses during each of those three fiscal years. These plant closures combined with other restructuring and cost containment initiatives resulted in a much lower cost structure as we entered 2004.

     For each of the fiscal quarters in 2004, we experienced significant increases in our net sales in relation to the comparable fiscal quarters in 2003, and we were able to achieve profitable operations in the second and third fiscal quarters of 2004. The primary driver in achieving improved financial results in 2004 was the significantly higher level of net sales which resulted in improved utilization of plant capacity and other fixed costs. However, based on our net loss for the first quarter of 2005 and our belief that net sales will not increase in the second quarter of 2005, we do not expect to achieve profitable operations in 2005. We are currently evaluating our long term business prospects at each facility to determine the timing and extent of any further actions that may improve operating results and accelerate a return to profitability.

     In October 2004, Applied Materials notified us that it intended to transition substantially all of its business to alternative contract manufacturers. Applied accounted for $26.2 million of our net sales for the first quarter of 2004 and only $1.4 million for the first quarter of 2005 as the business relationship with Applied had substantially terminated by January 2005. In December 2004 and February 2005, we filed lawsuits in Texas and California that seek, through the enforcement of contractual provisions or based upon tort theories, to recover approximately $18.3 million of costs incurred for excess and obsolete inventories; additional charges for carrying costs, warehousing costs, cancellation charges, and employee termination costs; plus punitive damages, interest and legal fees. We believe that Applied is responsible for the net carrying value of these inventories and we intend to vigorously prosecute all of our claims against Applied. No assurances can be given as to the final timing or outcome of the litigation. To the extent we are not successful in our claims against Applied, we may incur a significant write-down related to the inventory held for Applied.

     During the first quarter of 2005, we completed some restructuring actions to reduce costs in anticipation of sequentially lower net sales for the first two quarters of 2005. In addition to the loss of Applied as a major customer, we have experienced relatively flat demand in most of our other targeted market sectors for the first quarter of 2005 compared to the first quarter of 2004.

     Despite our $6.2 million net loss in the first quarter of 2005, we generated $5.4 million of operating cash flow, primarily due to lower working capital requirements necessary to support the lower net sales in 2005. Our positive operating cash flows enabled the net repayment of $4.4 million of debt, which resulted in outstanding borrowings under our revolving line of credit of $54.9 million at the end of the first quarter of 2005. Even though we generated positive operating cash flow in the fist quarter of 2005, our unused borrowing availability decreased from $14.5 million at the beginning of the first quarter to $9.6 million at the end of the first quarter. The termination of our relationship with Applied was partially responsible for the decrease in borrowing availability since our lenders determined that all inventories related to Applied are ineligible in future calculations of the borrowing base.

     Due to the reduction in borrowing availability, a more stringent EBITDA covenant became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. We believe that our borrowing availability will be sufficient to fund planned operations in 2005.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.
Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.
Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.
Results of Operations	This section includes a discussion and analysis of our operating results for the first quarter of 2004 compared to the first quarter of 2005.
Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first quarter of 2005 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our credit facility, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.
Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

Information About Our Business

     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, industrial, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. Our manufacturing services include printed circuit board assembly, cable and harness production, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in attracting and retaining customers is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

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

     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Severance, retention, and lease exit costs primarily relate to costs associated with closing administrative facilities and reductions in our administrative workforce. Severance, retention, and lease exit costs that relate to manufacturing activities are included in cost of goods sold.

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

Results of Operations

     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended March 28, 2004 and April 3, 2005:

	2004	2005
Net sales	100.0%	100.0%
Cost of goods sold	97.0%	99.4%

Gross profit	3.0%	0.6%
Operating costs and expenses:
Selling, general, and administrative expenses	5.6%	6.8%
Severance, retention, and lease exit costs	0.6%	0.0%
Related party expenses — management fees	0.2%	0.2%

Operating loss	(3.4)%	(6.4)%

     Quarter Ended March 28, 2004 Compared to Quarter Ended April 3, 2005

     Net Sales. Net sales decreased $18.0 million, or 17.8%, from $100.7 million for the first quarter of 2004 to $82.7 million for the first quarter of 2005. The decrease in first quarter of 2005 net sales was primarily attributable to a decrease of $18.6 million in our net sales to customers engaged in the semiconductor capital equipment sector. However, while net sales to Applied Materials declined by $24.8 million in the first quarter of 2005, net sales to other customers in the semiconductor capital equipment sector increased by $6.2 million during this period.

     During the first quarter of 2005, net sales to new customers amounted to approximately $5.2 million.

     Net sales for the first quarter of 2004 and 2005 includes approximately $1.5 million and $4.1 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.

     For the first quarter of 2004, Honeywell and Applied Materials accounted for 22% and 26%, respectively, of our net sales. For the first quarter of 2005, Honeywell and Applied Materials accounted for 29% and 2%, respectively, of our net sales.

     Gross Profit (Loss). Our gross profit decreased $2.5 million from a profit of $3.0 million in the first quarter of 2004 to a profit of $0.5 million in the first quarter of 2005. Similarly, gross profit as a percentage of net sales decreased from a profit of 3.0% of net sales in the first quarter of 2004 to a profit of 0.6% of net sales in the first quarter of 2005. The decrease in gross profit in the first quarter of 2005 is primarily attributable to the reduction in net sales and our inability to reduce fixed costs in proportion to the decline in net sales. In response to lower sales forecasts, management took actions in the first quarter of 2005 to reduce operating costs and is considering the timing and extent of additional actions that may be implemented in the second quarter of 2005.

     For the first quarter of 2005, we incurred restructuring costs of $0.4 million, consisting of $0.2 million for severance costs related to terminated employees, and $0.2 million for lease exit costs associated with the early termination of the Austin warehouse lease. The Austin warehouse was devoted to our business with Applied Materials and was no longer necessary to support operations after our business relationship terminated. For the first quarter of 2004, restructuring costs related to manufacturing activities were $0.1 million.

     Through the first quarter of 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first quarter of 2005 declined by approximately $1.7 million compared to the first quarter of 2004.

     Inventory write-downs increased $1.5 million from $0.4 million, or 0.4% of net sales, in the first quarter of 2004 to $1.9 million, or 2.3% of net sales, in the first quarter of 2005. The increase in inventory write-downs in the first quarter of 2005 was attributable to several unrelated factors including the renegotiation of a major customer agreement that increases our responsibility for excess and obsolete inventories in exchange for higher selling prices, and higher losses related to customers that are either experiencing financial difficulties or have terminated our business relationship. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.

     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were unchanged at $5.6 million in the first quarter of 2004 and the first quarter of 2005. However, SG&A as a percentage of net sales increased from 5.6% in the first quarter of 2004 to 6.8% in the first quarter of 2005. Despite the decrease in net sales in the first quarter of 2005, we were unable to reduce administrative overhead in proportion to the decline in net sales primarily due to an increase of $0.2 million in legal fees and higher costs for health care and other employee benefit plans. These increased costs were offset by a reduction in bad debt expense of $0.2 million.

     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.6 million in the first quarter of 2004, primarily due to a lease exit charge of $0.4 million related to the consolidation of our Phoenix operations into a single building. In the first quarter of 2004, we also incurred severance costs of approximately $0.2 million, primarily due to the termination of executive officers. For the first quarter of 2005, severance, retention and lease exit costs associated with our administrative activities were insignificant.

     Interest Expense. Interest expense increased approximately $0.3 million, or 28.4%, from $0.8 million in the first quarter of 2004 to $1.1 million in the first quarter of 2005, primarily due to an increase in average outstanding borrowings. Our weighted average borrowings increased from $40.1 million during the first quarter of 2004 to $60.6 million for the first quarter of 2005. The impact of higher borrowings was partially offset by a reduction in our weighted average interest rate from 6.1% in the first quarter of 2004 to 5.5% in the first quarter of 2005. As a result of an amendment to our credit agreement that was effective on March 29, 2005, we expect our interest cost will increase due to higher interest rates as discussed under the caption “Capital Resources”.

     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. These securities were classified as “trading securities” which results in the recognition of unrealized gains and losses in our statements of operations. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of 2004, which resulted in an unrealized loss of $0.4 million in 2004. In March 2005, we sold these securities and recorded cash proceeds of $0.3 million and an unrealized loss of $0.1 million for the period from January 1, 2005 through the sale date. This unrealized loss is included under other income (expense) in the 2005 statement of operations.

Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash provided by operating activities in the first quarter of 2005 was $5.4 million, compared with net cash used by operating activities of $13.3 million in the first quarter of 2004. The difference between our net loss of $6.2 million in the first quarter of 2005 and $5.4 million of positive operating cash flow was primarily attributable to a decrease in inventories of $10.1 million, a decrease in trade receivables of $3.5 million, $2.1 million of depreciation and amortization expense, and an increase in other liabilities of $1.1 million, partially offset by a decrease in accounts payable of $5.3 million. Inventories and receivables decreased in the first quarter of 2005 primarily due to lower working capital requirements associated with lower net sales for the first quarter. For the first quarter of 2004, operating activities used $13.3 million of cash, primarily due to higher inventories and receivables that were required to support a significant increase in net sales that occurred in 2004.

     During 2004 and 2005, we accepted some orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our credit agreement with Citibank.

     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 52 days for the first quarter of 2005, compared to 46 days for the first quarter of 2004. Days sales outstanding increased in the first quarter of 2005 because Applied Materials was a large customer that took advantage of accelerated payment terms and net sales to Applied Materials were insignificant in the first quarter of 2005.

     Inventories decreased 12.8% to $69.1 million at April 3, 2005, compared to $79.2 million at December 31, 2004. For the first quarter of 2005, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.1 million for the first quarter of 2004 and $0.4 million for the first quarter of 2005, divided by quarter-end inventories) amounted to 4.7 times per year compared to 5.1 times per year for the comparable period in 2004. The termination of our business relationship with Applied Materials was primarily responsible for the decrease in inventory turns for the first quarter of 2005. We have approximately $18 million of inventories that are subject to litigation with Applied Materials and net sales to Applied Materials amounted to $1.4 million in the first quarter of 2005. Due to this ongoing dispute, we expect that our inventory turns will continue to be at relatively low levels for the remainder of 2005.

     Cash Flows from Investing Activities. Net cash used by investing activities in the first quarter of 2005 was $0.3 million compared with net cash used by investing activities of $2.8 million in the first quarter of 2004. Investing cash flows for the first quarter of 2005 totaled $2.2 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and payments of $0.9 million primarily for manufacturing equipment and leasehold improvements for our new facility in Mexico. Our cash outflows for investing activities were partially offset by $1.9 million of proceeds received to sell certain equipment used for plastic injection molding and sheet metal fabrication. The plastic injection molding equipment was sold for $0.2 million during the first quarter of 2005 and we recognized a gain on the sale of $0.2 million. We received a deposit of $1.7 million for the sale of sheet metal fabrication equipment in the first quarter but closing is not expected to occur until July 2005, when additional proceeds of $0.1 million are due. The sheet metal fabrication equipment has a net book value of $1.6 million and is classified as equipment held for sale in the accompanying consolidated balance sheet as of April 3, 2005. The deposit for $1.7 million that was received from the buyer of the equipment is included as a current liability in customer deposits and deferred profit in the accompanying consolidated balance sheet as of April 3, 2005.

     Investing cash flows for the first quarter of 2004 consist of the payment of $2.1 million of consideration for the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.3 million for the acquisition of a business, and $0.4 million for other capital expenditures.

     Cash Flows from Financing Activities. Net cash used by financing activities in the first quarter of 2005 was $5.1 million, compared with net cash provided by financing activities of $16.2 million in the first quarter of 2004. Financing cash flows in the first quarter of 2005 reflect the net repayment of debt of $4.4 million, payment of $0.1 million of debt issuance costs associated with the March 2005 amendment to our revolving credit agreement, and a decrease in outstanding checks in excess of cash balances of $0.6 million.

     Financing cash flows in the first quarter of 2004 reflect net borrowings under our revolving line of credit of $12.7 million. During the first quarter of 2004, the Company also paid debt issuance costs of $0.2 million related to our revolving credit agreement. During the first quarter of 2004, an increase in outstanding checks in excess of cash balances of $3.6 million contributed positively to cash flows from financing activities.

     Contractual Obligations. The following table summarizes our contractual obligations as of April 3, 2005:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending March 31:
2006	$54.9	$4.1	$31.0	$1.0	$91.0
2007	—	3.5	1.0	0.2	4.7
2008	—	2.2	0.1	—	2.3
2009	—	1.4	—	—	1.4
2010	—	0.8	—	—	0.8
After 2010	—	0.6	—	—	0.6

	$54.9	$12.6	$32.1	$1.2	$100.8

(1)	Revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement.

(2)	Includes an aggregate of $1.5 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at April 3, 2005. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 82% of the deliveries under outstanding purchase orders are expected to be received in the second quarter of 2005. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Includes $1.1 million payable under agreements for the acquisition of capital assets.

     We believe we will be able to fund our contractual operating lease and other purchase order obligations from operating cash flows during the periods that payments are required.

     Capital Resources. Our working capital at April 3, 2005 totaled $14.2 million compared to $17.2 million at December 31, 2004. At April 3, 2005, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $64.6 million, and we had outstanding borrowings of $54.9 million and an outstanding letter of credit for $0.1 million under this credit facility. Accordingly, as of April 3, 2005, we had unused availability of $9.6 million after deducting outstanding borrowings and the letter of credit. The borrowing base calculation under the credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. The credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.

     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million from the previous agreement with Citibank, but the maturity date was extended until July 7, 2008. The amended credit agreement includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance under the amended credit agreement.

     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with certain financial and reporting covenants, including the covenant for earnings before interest, taxes, depreciation and amortization (“EBITDA”) discussed below. Compared to the previous credit facility, the amended credit agreement generally includes less stringent covenants for EBITDA, and covenants for minimum tangible net worth and capital expenditures were eliminated in the current agreement. However, the amended credit agreement provided that a more stringent EBITDA covenant is effective when the aggregate value of assets included in the borrowing base does not exceed outstanding borrowings by at least $15.0 million.

     Due to the termination of our relationship with Applied, our lenders determined in January 2005 that all inventories related to Applied are ineligible in future calculations of our borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in our borrowing availability from $14.5 million at December 31, 2004 to $9.6 million at April 3, 2005. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, as discussed below under the caption “EBITDA Financial Covenant”, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005.

     If we violate the EBITDA covenant, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. As of April 3, 2005, we were in compliance with the covenants under the amended credit agreement. We believe that our borrowing availability will be sufficient to fund planned operations in 2005.

     Prior to July 7, 2004, the Applicable Margin (the premium we are charged in excess of published Base and LIBOR rates) under the credit agreement was 2.50% for Base Rate borrowings and 3.75% for LIBOR Rate borrowings. From July 7, 2004 through March 29, 2005, the Applicable Margin under the amended credit agreement was reduced to 0.75% for Base Rate borrowings and 2.75% for LIBOR Rate borrowings. In connection with the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.

     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied was a customer of Suntron and its predecessors for over ten years. Our relationship was governed by multiple agreements that set forth Applied’s responsibility for inventories that are purchased or manufactured based on orders and forecasts received from Applied, as well as other related costs that Applied is responsible for. During the past two years we intensified our efforts to enforce our contractual agreements to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon

Applied’s representations. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied’s Complaint seeks to establish that the dispute should be resolved in California. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. In February 2005, we responded to Applied’s California Complaint with a Cross-Complaint that sets forth our claim for reimbursement of amounts that we believe Applied is contractually obligated to pay under our agreements, including amounts due for excess and obsolete inventories of $18.3 million as of January 2005, and additional charges for carrying costs, warehousing costs, cancellation charges, employee termination costs, punitive damages, interest and legal fees.

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

     We continue to evaluate sales forecasts in relation to our operations, and many restructuring actions were taken in 2002 and 2003 to position us for improved operating results in 2004. However, we have been unable to consistently eliminate recurring operating losses through the first quarter of 2005, and preliminary sales forecasts indicate that net sales for the second quarter of 2005 will not exceed net sales for the first quarter of 2005. In response to the lower sales forecasts, we have taken actions in the first quarter of 2005 to reduce operating costs and further reductions will likely be implemented in the second quarter of 2005. The combination of lower net sales forecast for 2005 and these restructuring actions is not expected to result in profitable operations for 2005. However, we expect that we will be able to achieve positive cash flows from operating activities for the year ending December 31, 2005.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended March 28, 2004 and April 3, 2005 using a “traditional” definition, as well as the calculation pursuant to the definition in our credit agreement with Citibank. Citibank modifies its definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our credit agreement:

	For the Quarter Ended:
	March 28,	April 3,
	2004	2005
	(Dollars in Millions)
Net loss	$(4.3)	$(6.2)
Income tax expense	—	—
Interest expense	0.9	1.1
Depreciation and amortization	3.8	2.1

EBITDA per “traditional” definition	0.4	(3.0)
Restructuring costs (A)	0.7	0.4
Other charges (B)	0.1	1.0

EBITDA per credit agreement definition	$1.2	$(1.6)

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense and charges related to outstanding litigation and termination of our business relationship with Applied Materials.

     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, our EBITDA (as defined in the credit agreement) for the year 2005, must be no less favorable than break-even for the four preceding fiscal quarters. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. Under the amended covenant, if the average value of assets included in the borrowing base does not exceed average outstanding borrowings by at least $10.0 million for each of the first two fiscal months of a quarter, and at least $12.5 million for the third fiscal month of each quarter, then a more stringent EBITDA calculation is required for that month (referred to as a “Reduced Liquidity Month”). The amended covenant for a Reduced Liquidity Month in 2005 requires minimum rolling three-month EBITDA calculations ranging from negative $2.3 million for the three-months ended April 3, 2005 to positive $1.8 million for the three-months ended December 31, 2005. As discussed above, we were subject to the more stringent EBITDA calculation beginning in January 2005 and we complied with the covenant for each of the fiscal months for the quarter ended April 3, 2005.

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

     As of April 3, 2005, we had outstanding bank debt of approximately $54.9 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.

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

We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.

     As a result of the soft demand in the end markets served by our customers, our net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. As demand in these end markets increased in 2004, our net sales increased to $130.4 million in the second quarter of 2004. Our net sales declined to $82.7 in the first quarter of 2005.

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

     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2004, Honeywell and Applied accounted for 21% and 25%, respectively, of our net sales. For the first quarter of 2005, Honeywell accounted for 29% of our net sales.

     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the market sectors in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In the fourth quarter of 2004, Applied informed us that they planned to transition substantially all of their business with us to alternative contract manufacturers and by January 2005 this transition was substantially complete. Accordingly, this transition adversely impacted our results of operations for the first quarter of 2005 and we do not expect to achieve profitable results for the remainder of 2005.

     If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our net sales. There can be no assurance that current customers will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.

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

     Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting and operational personnel. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.

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

     The stock market may experience volatility that has often been unrelated to the operating performance of any particular company or companies. If market or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance, and investors could lose a substantial part of their investments. Moreover, if an active public market for our stock is not sustained in the future, it may be difficult to resell our stock.

     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 8,000 shares per day compared to 27,415,221 issued and outstanding shares as of April 3, 2005. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

Item 4. Controls and Procedures

     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The information reported under Item 3, Legal Proceedings, of our 2004 Annual Report on Form 10-K is incorporated herein by reference. There are no other legal proceedings to which we are a party or to which any of our properties are subject, that we expect to have a material adverse effect on our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not Applicable.

Item 3. Defaults Upon Senior Securities

     Not Applicable.

Item 4. Submission Of Matters To A Vote Of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable.

Item 6. Exhibits

     The following exhibits are filed with this report:

Exhibit 10.10	Amendment No. 1, Consent and Waiver to Suntron Corporation Second Amended and Restated Credit Agreement, dated March 29, 2005

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)
Date: May 16, 2005	/s/ Hargopal Singh
Hargopal Singh
Chief Executive Officer

Date: May 16, 2005	/s/ Peter W. Harper
Peter W. Harper
Chief Financial Officer

Date: May 16, 2005	/s/ James A. Doran
James A. Doran
Chief Accounting Officer