Form 10-Q
period 2005-07-03
SUNTRON CORP
filed 2005-08-19
CIK 1160513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended July 3, 2005, or

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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 29, 2005, there were outstanding 27,415,221 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets December 31, 2004 and July 3, 2005	3-4

Consolidated Statements of Operations— For the Quarters and the Six Months Ended June 27, 2004 and July 3, 2005	5

Consolidated Statements of Cash Flows— For the Six Months Ended June 27, 2004 and July 3, 2005	6

Notes to Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	13
Overview	13-15
Information About Our Business	15-16
Critical Accounting Policies and Estimates	17-19
Summary of Statement of Operations	19-20
Results of Operations	21-25
Liquidity and Capital Resources	26-32
Factors That May Affect Future Results	32-43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	43

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	44
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	44

SIGNATURES	45
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and July 3, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
ASSETS
Current Assets:
Cash and equivalents	$14	$23
Trade receivables, net of allowance for doubtful accounts of $1,411 and $1,664, respectively	50,435	46,061
Inventories	79,202	65,316
Prepaid expenses and other	1,122	1,191

Total Current Assets	130,773	112,591

Property, Plant and Equipment, at cost:
Land, including land held for sale of $2,398 and $1,798, respectively	4,748	4,148
Leasehold improvements	6,958	7,168
Buildings and improvements	18,456	18,478
Manufacturing machinery and equipment	55,989	48,206
Furniture, computer equipment and software	34,094	34,227

Total	120,245	112,227
Less accumulated depreciation and amortization	(84,857)	(81,828)

Net Property, Plant and Equipment	35,388	30,399

Intangible and Other Assets:
Goodwill	10,915	10,918
Debt issuance costs, net	1,932	1,763
Identifiable intangible assets, net of accumulated amortization of $1,780 and $1,225, respectively	875	775
Deposits and other	226	197

Total Intangible and Other Assets	13,948	13,653

	$180,109	$156,643

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2004 and July 3, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,757	$33,677
Outstanding checks in excess of cash balances	4,294	853
Borrowings under revolving credit agreement	59,128	53,460
Accrued compensation and benefits	6,667	5,761
Payable for acquisition of business	1,408	28
Accrued property taxes	1,202	783
Customer deposits and deferred profit	878	1,273
Current portion of accrued exit costs related to facility closures	537	486
Accrued interest expense	775	894
Payable to affiliates	218	388
Other accrued liabilities	2,756	2,647

Total Current Liabilities	113,620	100,250

Long-term Liabilities:
Accrued exit costs related to facility closures	130	134
Other	545	277

Total Liabilities	114,295	100,661

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares	274	274
Additional paid-in capital	380,637	380,581
Deferred stock compensation	(265)	(107)
Accumulated deficit	(314,832)	(324,766)

Total Stockholders’ Equity	65,814	55,982

	$180,109	$156,643

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Six Months Ended June 27, 2004 and July 3, 2005
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	June 27,	July 3,	June 27,	July 3,
	2004	2005	2004	2005
Net Sales	$130,381	$81,758	$231,052	$164,494
Cost of Goods Sold	121,635	77,884	219,333	160,148

Gross profit	8,746	3,874	11,719	4,346

Operating Costs and Expenses:
Selling, general and administrative expenses	6,394	6,136	12,003	11,754
Severance, retention and lease exit costs	67	611	699	637
Related party expense-management fees	187	187	375	375

Total operating costs and expenses	6,648	6,934	13,077	12,766

Operating income (loss)	2,098	(3,060)	(1,358)	(8,420)

Other Income (Expense):
Interest expense	(1,097)	(1,187)	(1,946)	(2,277)
Gain (loss) on sale of assets	(25)	397	(34)	638
Unrealized loss on marketable equity securities	—	—	—	(144)
Interest and other income	35	105	70	269

Net income (loss)	$1,011	$(3,745)	$(3,268)	$(9,934)

Earnings (Loss) Per Share:
Basic	$0.04	$(0.14)	$(0.12)	$(0.36)

Diluted	$0.04	$(0.14)	$(0.12)	$(0.36)

Number of Shares Used for Computation:
Basic	27,411	27,415	27,411	27,415

Diluted	27,689	27,415	27,411	27,415

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended June 27, 2004 and July 3, 2005
(In Thousands)

	2004	2005
Cash Flows from Operating Activities:
Net loss	$(3,268)	$(9,934)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	6,512	4,136
Amortization of debt issuance costs	534	430
Loss (gain) on sale of assets	34	(638)
Stock-based compensation and services expense	170	102
Unrealized loss on marketable equity securities	—	144
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables, net	(30,419)	4,374
Inventories	(31,282)	13,886
Prepaid expenses and other	1,744	(184)
Increase (decrease) in:
Accounts payable	30,805	(1,765)
Accrued compensation and benefits	877	(906)
Other accrued liabilities	(1,152)	8

Net cash provided (used) by operating activities	(25,445)	9,653

Cash Flows from Investing Activities:
Proceeds from sale of assets	24	2,820
Payments for acquisition of businesses	(2,466)	(1,383)
Capital expenditures	(1,170)	(1,548)

Net cash used by investing activities	(3,612)	(111)

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	249,906	168,639
Principal payments under debt agreements	(220,588)	(174,514)
Payments for debt issuance costs	(362)	(217)
Increase (decrease) in outstanding checks in excess of cash balances	87	(3,441)

Net cash provided (used) by financing activities	29,043	(9,533)

Net increase (decrease) in cash and equivalents	(14)	9
Cash and Equivalents:
Beginning of period	26	14

End of period	$12	$23

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,447	$1,729

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Payable for acquisition of business	$345	$—

Contract payable for acquisition of equipment	$—	$53

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 2004 financial statements have been reclassified to conform with the 2005 presentation. Operating results for the fiscal quarter and the six months ended July 3, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarter ended July 3, 2005 and for the six-month periods ended June 27, 2004 and July 3, 2005, as all potential common shares were antidilutive. For the six-month period ended June 27, 2004, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,174 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended June 27, 2004, common stock options that were excluded from the calculation of diluted earnings per share amounted to an aggregate of 1,552 shares at exercise prices ranging from $7.36 to $57.24 per share. For the three and six-month periods ended July 3, 2005, common stock options and warrants that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,596 shares at exercise prices ranging from $0.01 to $57.24 per share.
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
     If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net income (loss) and earnings (loss) per share (“EPS”) for the quarters and the six months ended June 27, 2004 and July 3, 2005, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	June 27, 2004		July 3, 2005
	Net Income	EPS	Net Loss	EPS
Amounts reported	$1,011	$0.04	$(3,745)	$(0.14)

Add stock-based employee compensation recorded under the intrinsic value method	85		40
Less stock-based employee compensation recorded under the fair value method	(459)		(266)

Pro forma under fair value method	$637	$0.02	$(3,971)	$(0.14)

	Six Months Ended:
	June 27, 2004		July 3, 2005
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(3,268)	$(0.12)	$(9,934)	$(0.36)

Add stock-based employee compensation recorded under the intrinsic value method	170		102
Less stock-based employee compensation recorded under the fair value method	(918)		(532)

Pro forma under fair value method	$(4,016)	$(0.15)	$(10,364)	$(0.38)

4. Inventories
     Inventories at December 31, 2004 and July 3, 2005 are summarized as follows:

	2004	2005
Purchased parts and completed sub-assemblies	$53,015	$41,750
Work-in-process	12,895	11,221
Finished goods	13,292	12,345

Total	$79,202	$65,316

     For the quarters ended June 27, 2004 and July 3, 2005, the Company recognized write-downs of excess and obsolete inventories of $708 and $1,930, respectively. For the six months ended June 27, 2004 and July 3, 2005, the Company recognized write-downs of excess and obsolete inventories of $1,061 and $3,874, respectively.
5. Debt Financing
     The Company has a $75,000 revolving credit facility. The outstanding principal balance under this credit facility amounted to $59,128 at December 31, 2004 and $53,460 as of July 3, 2005. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under this revolving line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum for the unused portion of the credit facility. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly and monthly requirements for earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement.
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
     Due to the termination of the Company’s relationship with Applied Materials, Inc. as discussed in Note 7, the Company’s lenders determined in January 2005 that inventories related to Applied Materials are ineligible for purposes of the borrowing base calculations. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in borrowing availability from $14,502 at December 31, 2004 to $5,830 as of July 3, 2005. Furthermore, due to these reductions in borrowing availability, the amended credit agreement requires a more stringent EBITDA covenant beginning in January 2005.
     The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. Under the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. As of July 3, 2005, the interest rate for Base Rate borrowings was 8.3% and the effective rate for LIBOR Rate borrowings was 6.7%.
     Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. As of July 3, 2005, the borrowing base calculation permitted total borrowings of $59,379, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $89, the Company had borrowing availability of $5,830 as of July 3, 2005. For the first six months of 2005, the Company incurred debt issuance costs of $261 related to the revolving credit agreement.
     On August 19, 2005, the lenders agreed to amend the credit agreement to permit an affiliate of the Company’s largest shareholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate made a $5.0 million cash payment to the lenders and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. This $5.0 million participation is subordinated to the lenders rights under the amended credit agreement. As consideration for the participation of the affiliate,

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
the lenders agreed to increase the Company’s borrowing availability by $5.0 million and to provide a more favorable customer concentration limit for receivables from a certain customer through 2005. The lenders are required to return the $5.0 million participation payment to the affiliate if the Company is successful in raising additional subordinated debt or equity proceeds in excess of $5.0 million. The lenders can not elect to prepay the $5.0 million participation obligation before January 1, 2006.
     The credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the consolidated balance sheets as of December 31, 2004 and July 3, 2005.
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
6. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through reductions in workforce and the closure of facilities. The results of operations related to these activities for the quarters and six months ended June 27, 2004 and July 3, 2005, are summarized as follows:

	Quarter Ended		Six Months Ended
	June 27,	July 3,	June 27,	July 3,
	2004	2005	2004	2005
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$—	$461	$13	$700
Lease exit costs	37	14	56	156
Moving and relocation costs	(5)	—	50	—

Total included in cost of goods sold	32	475	119	856

Amounts unrelated to manufacturing activities and included in operating costs and expenses:
Severance and retention costs	61	435	305	442
Lease exit costs	(7)	165	381	177
Moving, relocation and other costs	13	11	13	18

Total excluded from cost of goods sold	67	611	699	637

Total Expense	$99	$1,086	$818	$1,493

     Presented below is a description of the activities that resulted in the charges shown in the table above:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     In the first quarter of 2004, the Company completed the move of its corporate headquarters into an existing leased facility in Phoenix with the objective of subleasing the former headquarters space. In the first six months of 2004 the Company recognized lease exit costs of $437 primarily related to the vacated portion of the building formerly devoted to corporate headquarters. During the first six months of 2004, the Company also incurred severance costs of $318, primarily related to the termination of executive officers of the Company.
     In March 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord of the Austin warehouse whereby the Company paid $160 as consideration for the early termination of the lease. In the second quarter of 2005, the Company incurred lease exit charges of $179, primarily due to a delay in the expected date to obtain a subtenant for the former Phoenix headquarters location.
     For the quarter and the six months ended July 3, 2005, the Company incurred severance costs of $896 and $1,142, respectively. These costs primarily related to the termination of executive officers of the Company, and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the six months ended July 3, 2005:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2004	$667	$127
Accrued expense for restructuring activities	154	1,143
Cash receipts under subleases	114	—
Cash payments	(496)	(700)
Accretion of interest	6	—
Reclassification of non-level rent liability	4	—
Expense due to change in previous estimates	171	—

Balance, July 3, 2005	$620	$570

     Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of July 3, 2005, $486 of this obligation is included in current liabilities and $134 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheet as of July 3, 2005 and is expected to be paid over the next twelve months.
7. Legal Proceedings
     Applied Materials, Inc. (“Applied”) was a customer of the Company and its predecessors for over ten years. The parties entered into multiple agreements that set forth Applied’s responsibility for inventories that are purchased or manufactured based on orders and forecasts received from Applied, as well as other related costs that Applied is responsible for. During 2003 and 2004, the Company intensified its efforts to enforce the provisions of these agreements to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified the Company that it

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 the business relationship with Applied had substantially terminated.
     In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for costs relating to raw materials, inventory, and capital and human resources that the Company expended in reliance upon Applied’s representations. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for damages. In February 2005, the Company responded to Applied’s Complaint with a Cross-Complaint that sets forth the Company’s claim for reimbursement of amounts that management believes Applied is obligated to pay under the agreements, including amounts due for excess and obsolete inventories of $18,300 as of January 2005, plus punitive damages, interest and legal fees.
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
     The Company is subject to other litigation, claims and assessments that may arise in the ordinary course of its business activities. Such matters include contractual matters, employment-related issues and regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company’s financial position or results of operations.

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
Statement Regarding Forward-Looking Statements
     This report on Form 10-Q contains forward-looking statements regarding future events, including our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue, profitability; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results.”
Overview
     During the second quarter of 2005, our net sales were 1.2% lower than the first quarter of 2005 and 37.3% lower than the second quarter of 2004. Our operating loss was $3.1 million in the second quarter of 2005 compared to an operating loss of $5.4 million in the first quarter of 2005 and operating income of $2.1 million in the first quarter of 2004
     For each of the fiscal quarters in 2004, we experienced significant increases in our net sales in relation to the comparable periods in 2003, and we were able to achieve profitable operations in the second and third fiscal quarters of 2004. The primary driver in achieving improved financial results in 2004 was the significantly higher level of net sales which resulted in improved utilization of plant capacity and other fixed costs. However, effective in the first quarter of 2005, we experienced the full impact of the loss of Applied Materials as a customer which contributed to our net losses in each of the first two quarters of 2005. We believe our net sales will increase between 3% and 7% for the third quarter of 2005 compared to the second quarter of 2005.
     We are currently evaluating our long term business prospects at each facility to determine the timing and extent of any further actions that may improve operating results and accelerate our return to profitability. During the first six months of 2005, we completed some restructuring actions to reduce costs in anticipation of lower net sales for each quarter in 2005 in relation to the comparable periods in 2004. In addition to the loss of Applied Materials as a major customer of our semiconductor capital equipment market sector, we experienced lower demand in most of our other targeted market sectors for the first six months of 2005 compared to the first six months of 2004.
     During 2005, our borrowing availability declined significantly compared to past levels and we have sold certain non strategic assets and taken steps to improve our cash payment cycle in our efforts to maintain adequate liquidity to manage our business. We generated positive operating cash flow of $9.7 million for the first six months of 2005, but our borrowing availability declined by $8.7 million during this same period. This large reduction in our borrowing availability was caused by a reduction in inventories and receivables included in our borrowing base, the elimination of all inventories related to Applied Materials from the borrowing base, and lower advance rates for real estate and equipment during this period.
     During the second quarter of 2005, we received substantial orders from an existing customer that specifies deliveries near the end of the third quarter of 2005; however, a significant portion of the receivables from these orders would have been excluded from our borrowing base since they are expected to exceed “customer concentration” requirements in the credit agreement. Accordingly, we determined that our revolving credit agreement was no longer adequate to fund working capital requirements and other planned activities over the next year. We have addressed this deficiency on several fronts including the following:
•	On August 19, 2005, our lenders agreed to amend the credit agreement to permit an affiliate of our largest shareholder to enter into a participation agreement with the lenders. As consideration for the participation of our affiliate, the lenders agreed to increase our borrowing availability by $5.0 million and to provide a more favorable customer concentration limit through 2005 for receivables from the customer referred to above.

•	In July 2005 we began seeking a buyer for our largest facility in Sugar Land, Texas. While we believe it may take more than a year to find a buyer for this building, we determined that the sale could solve two issues: (i) it would enable us to move to a smaller building that would reduce fixed costs and improve capacity utilization and, (ii) the sale may generate in excess of $10.0 million of additional liquidity (net of the amount currently included in the calculation of our borrowing base under our revolving credit agreement).

•	Even though our revolving credit agreement does not expire until July 2008, future scheduled reductions in the advance rates for machinery, equipment and real estate make this facility unattractive to fund our planned activities through the maturity date. Accordingly, we have commenced discussions with other lenders about replacing this credit agreement with an alternative credit facility. We believe the changes triggered by the amendment to our revolving credit agreement on August 19, 2005 will provide adequate capital resources to fund our planned activities at least through 2005. In addition, in order to further increase our available capital resources to fund future operations, growth opportunities and potential acquisitions, we also intend to pursue a subordinated debt or equity financing. However, there can be no assurance that we will be able to obtain such financing on favorable terms, if at all.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Summary of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the second quarter of 2004 compared to the second quarter of 2005. This section also contains a similar discussion and analysis of our operating results for the first six months of 2004 compared to the first six months of 2005.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first six months of 2005 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our credit facility, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.
Information About Our Business
     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the semiconductor capital equipment, aerospace and defense, industrial, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. Our manufacturing services include printed circuit board assembly, cable and harness production, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in attracting and retaining customers is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements.
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
Summary of Statement of Operations
     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering and other services are generally recognized as the services are performed. Our sales are recorded net of customer discounts and credits taken or expected to be taken.
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
     Selling, general, and administrative expenses include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and external sales representatives and marketing costs; insurance expenses; depreciation expense related to assets not used in manufacturing activities; bad debt charges and recoveries; professional fees for auditing and legal assistance; and general corporate expenses.

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

Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended June 27, 2004 and July 3, 2005:

	Quarter Ended		Six Months Ended
	June 27,	July 3,	June 27,	July 3,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.3%	95.3%	94.9%	97.4%

Gross profit	6.7%	4.7%	5.1%	2.6%
Operating costs and expenses:
Selling, general, and administrative	4.9%	7.5%	5.2%	7.1%
Severance, retention, and lease exit costs	0.1%	0.7%	0.3%	0.4%
Related party expense-management fees	0.1%	0.2%	0.2%	0.2%

Operating income (loss)	1.6%	(3.7)%	(0.6)%	(5.1)%

     Quarter Ended July 3, 2005 Compared to Quarter Ended June 27, 2004
     Net Sales. Net sales decreased $48.6 million, or 37.3%, from $130.4 million for the second quarter of 2004 to $81.8 million for the second quarter of 2005. The decrease in second quarter of 2005 net sales was primarily attributable to a decrease of $36.0 million in our net sales to Applied Materials, a former major customer engaged in the semiconductor capital equipment sector. The decrease in net sales for the second quarter of 2005 was also due to a $12.3 million reduction in net sales to customers in the industrial sector.
     During the second quarter of 2005, net sales to new customers amounted to approximately $6.9 million.
     Net sales for the second quarter of 2004 and 2005 includes approximately $3.7 million and $3.0 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the second quarter of 2004, Honeywell and Applied Materials accounted for 22% and 28%, respectively, of our net sales. For the second quarter of 2005, Honeywell accounted for 29% of our net sales.
     For the third quarter of 2005, we expect our net sales will be up to 5% higher than net sales for the second quarter of 2005.

     Gross Profit (Loss). Our gross profit decreased $4.8 million from a profit of $8.7 million in the second quarter of 2004 to a profit of $3.9 million in the second quarter of 2005. Gross profit as a percentage of net sales decreased from a profit of 6.7% of net sales in the second quarter of 2004 to a profit of 4.7% of net sales in the second quarter of 2005. The decrease in gross profit in the second quarter of 2005 is primarily attributable to the reduction in net sales discussed above and our inability to reduce fixed costs in proportion to the decline in net sales. In response to lower sales forecasts compared to the prior year, management took actions in the second quarter of 2005 to reduce operating costs and is considering the timing and extent of additional actions that may be implemented in the second half of 2005.
     For the second quarter of 2005, we incurred restructuring costs of $0.5 million, primarily due to severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce. For the second quarter of 2004, restructuring costs related to manufacturing activities were insignificant.
     Through the second quarter of 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the second quarter of 2005 declined by approximately $0.6 million compared to the second quarter of 2004.
     Inventory write-downs increased $1.2 million from $0.7 million, or 0.5% of net sales, in the second quarter of 2004 to $1.9 million, or 2.4% of net sales, in the second quarter of 2005. The increase in inventory write-downs in the second quarter of 2005 was attributable to several unrelated factors including the renegotiation of a major customer agreement that increases our responsibility for excess and obsolete inventories in exchange for higher selling prices, and higher losses related to customers that are either experiencing financial difficulties or have terminated our business relationship. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased by $0.3 million from $6.4 million in the second quarter of 2004 compared to $6.1 million in the second quarter of 2005. However, SG&A as a percentage of net sales increased from 4.9% in the second quarter of 2004 to 7.5% in the second quarter of 2005. The decrease in SG&A was primarily attributable to decreases in salaries and benefits of $0.6 million, partially offset by an increase of $0.3 million in legal fees.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.6 million in the second quarter of 2005, primarily due to severance costs of $0.4 million associated with the termination of an executive officer. In the second quarter of 2005, we also incurred a lease exit charge of $0.2 million primarily due to a delay in the expected date to obtain a subtenant for our former Phoenix headquarters location.
     Interest Expense. Interest expense increased approximately $0.1 million, or 8.2%, from $1.1 million in the second quarter of 2004 to $1.2 million in the second quarter of 2005, primarily due to an increase in average outstanding borrowings and a higher weighted average interest rate. Our weighted average borrowings increased from $56.0 million during the second quarter of 2004 to $56.6 million for the second quarter of 2005. Our weighted average interest rate was 5.7% in the second quarter of 2004 compared to 6.8% in the second quarter of 2005. As a result of an amendment to our credit agreement that was effective on March 29, 2005, we expect our interest cost will continue to increase due to higher interest rates as discussed under the caption “Capital Resources”.
     Gain (loss) on Sale of Assets. During the second quarter of 2005, we recognized a gain on sale of assets of $0.4 million, primarily related to the sale of a 7.5 acre parcel of land and certain equipment used for sheet metal fabrication. The sheet metal fabrication equipment was sold for $1.8 million and resulted in a gain on the sale of $0.2 million. The 7.5 acre parcel of land was sold for $0.8 million and a $0.2 million gain was recognized.
     Six Months Ended July 3, 2005 Compared to Six Months Ended June 27, 2004
     Net Sales. Net sales decreased $66.6 million, or 28.8%, from $231.1 million for the first six months of 2004 to $164.5 million for the first six months of 2005. The decrease in 2005 net sales was primarily attributable to a decrease of $60.8 million in our net sales to Applied Materials, a former major customer engaged in the semiconductor capital equipment sector. The decrease in net sales for the first six months of 2005 was also due to a $15.3 million reduction in net sales to customers in the industrial sector, partially offset by an $8.5 million increase in net sales to other customers in the semiconductor capital equipment sector.
     During the first six months of 2005, net sales to new customers amounted to approximately $13.7 million.
     Net sales for the first six months of 2004 and 2005 includes approximately $5.2 million and $7.2 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the first six months of 2004, Honeywell and Applied Materials accounted for 22% and 27%, respectively, of our net sales. For the first six months of 2005, Honeywell and Applied Materials accounted for 29% and 1%, respectively, of our net sales.
     Gross Profit (Loss). Our gross profit decreased $7.4 million from a profit of $11.7 million in the first six months of 2004 to a profit of $4.3 million in the first six months of 2005. Gross profit as a percentage of net sales decreased from a profit of 5.1% of net sales in the first six months of 2004 to a profit of 2.6% of net sales in the first six months of 2005. The decrease in gross profit in the first six months of 2005 is primarily attributable to the reduction in net sales discussed above and our inability to reduce fixed costs in proportion to the decline in net sales. In response to lower sales forecasts compared to the prior year, management took actions in the first six months of 2005 to reduce operating costs and is considering the timing and extent of additional actions that may be implemented in the second half of 2005.
     For the first six months of 2005, we incurred restructuring costs of $0.9 million, consisting of $0.7 million for severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce, and $0.2 million for lease exit costs associated with the early termination of the Austin warehouse lease. The Austin warehouse was devoted to our business with Applied Materials and was no longer necessary to support operations after our business relationship terminated. For the first six months of 2004, restructuring costs related to manufacturing activities were $0.1 million.
     Through the first six months of 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first six months of 2005 declined by approximately $2.3 million compared to the first six months of 2004.
     Inventory write-downs increased $2.8 million from $1.1 million, or 0.5% of net sales, in the first six months of 2004 to $3.9 million, or 2.4% of net sales, in the first six months of 2005. The increase in inventory write-downs in the first six months of 2005 was attributable to several unrelated factors including the renegotiation of a major customer agreement that increases our responsibility for excess and obsolete inventories in exchange for higher selling prices, and higher losses related to customers that are either experiencing financial difficulties or have terminated our business relationship. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $0.2 million, or 2.1%, from $12.0 million in the first six months of 2004 to $11.8 million in the first six months of 2005. However, SG&A as a percentage of net sales increased from 5.2% in the first six months of 2004 to 7.1% in the first six months of 2005. The decrease in SG&A was primarily attributable to decreases in salaries and benefits of $0.6 million, partially offset by an increase of $0.4 million in legal fees.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.6 million for the first six months of 2005, primarily due to severance costs of $0.4 million associated with the termination of an executive officer. In the first six months of 2005, we also incurred a lease exit charge of $0.2 million primarily due to a delay in the expected date to obtain a subtenant for our former Phoenix headquarters location. Severance, Retention, and Lease Exit Costs amounted to $0.7 million for the first six months of 2004, primarily due to a lease exit charge of $0.4 million due to completion of the move of our corporate headquarters into an existing leased facility in Phoenix. In the first six months of 2004, we also incurred severance costs of approximately $0.3 million, primarily due to the termination of executive officers.
     Interest Expense. Interest expense increased approximately $0.4 million, or 17.0%, from $1.9 million in the first six months of 2004 to $2.3 million in the first six months of 2005, primarily due to an increase in average outstanding borrowings and higher weighted average interest rates. Our weighted average borrowings increased from $48.0 million during the first six months of 2004 to $58.6 million for the first six months of 2005. Our weighted average interest rate increased from 5.9% for the first six months of 2004 to 6.2% for the first six months of 2005. As a result of an amendment to our credit agreement that was effective on March 29, 2005, we expect our interest cost will continue to increase due to higher interest rates as discussed under the caption “Capital Resources”.
     Gain (loss) on Sale of Assets. For the first six months of 2005, we recognized a gain on sale of assets of $0.6 million related to the sale of a 7.5 acre parcel of land and certain equipment used for plastic injection molding and sheet metal fabrication. The 7.5 acre parcel of land was sold for $0.8 million and a $0.2 million gain was recognized. The plastic injection molding equipment was sold for $0.2 million and resulted in a gain on the sale of $0.2 million; and the sheet metal fabrication equipment was sold for $1.8 million and resulted in a gain on the sale of $0.2 million.

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

Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash provided by operating activities in the first six months of 2005 was $9.7 million, compared with net cash used by operating activities of $25.4 million in the first six months of 2004. The difference between our net loss of $9.9 million in the first six months of 2005 and $9.7 million of positive operating cash flow was primarily attributable to a decrease in inventories of $13.9 million, a decrease in trade receivables of $4.4 million, $4.1 million of depreciation and amortization expense, partially offset by a decrease in accounts payable of $1.8 million and a decrease in accrued compensation and benefits of $0.9 million. Inventories and receivables decreased in the first six months of 2005 primarily due to lower working capital requirements associated with a significant decrease in our net sales. For the first six months of 2004, operating activities used $25.4 million of cash, primarily due to higher inventories and receivables that were required to support a significant increase in net sales that occurred in 2004
     During 2004 and 2005, we accepted some orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our credit agreement with Citibank.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 51 days for the second quarter of 2005, compared to 45 days for the second quarter of 2004. Days sales outstanding increased in the second quarter of 2005 because Applied Materials was a large customer that took advantage of accelerated payment terms and net sales to Applied Materials were insignificant in the second quarter of 2005.
     Inventories decreased 17.5% to $65.3 million at July 3, 2005, compared to $79.2 million at December 31, 2004. For the second quarter of 2005, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.5 million for the second quarter of 2005, divided by quarter-end inventories) amounted to 4.7 times per year compared to 5.2 times per year for the comparable period in 2004. The termination of our business relationship with Applied Materials was primarily responsible for the decrease in inventory turns for the second quarter of 2005. We have approximately $18 million of inventories that are subject to litigation with Applied Materials and net sales to Applied Materials amounted to $0.2 million in the second quarter of 2005. Due to this ongoing dispute, we expect that our inventory turns will continue to be at relatively low levels for the remainder of 2005.
     Cash Flows from Investing Activities. Net cash used by investing activities in the first six months of 2005 was $0.1 million compared with net cash used by investing activities of $3.6 million in the first six months of 2004. Investing cash flows for the first six months of 2005 totaled $2.9 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and payments totaling $1.5 million, primarily for manufacturing equipment and leasehold improvements for our new facility in Mexico. Our cash outflows for investing activities were partially offset by $2.8 million of proceeds received from the sale of a 7.5 acre parcel of land and certain equipment used for plastic injection molding and sheet metal fabrication. The plastic injection molding equipment resulted in cash proceeds of $0.2 million, the sheet metal fabrication equipment was sold for proceeds of $1.8 million, and the 7.5 acre parcel of land resulted in proceeds of $0.8 million.
     Investing cash flows for the first six months of 2004 consist of the payment of $2.1 million of contingent consideration for the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.3 million for the acquisition of a business, and $1.2 million for other capital expenditures.
     Cash Flows from Financing Activities. Net cash used by financing activities for the first six months of 2005 was $9.5 million, compared with net cash provided by financing activities of $29.0 million for the first six months of 2004. Financing cash flows for the first six months of 2005 reflect the net repayment of debt of $5.9 million, payment of $0.2 million of debt issuance costs associated with an amendment to our revolving credit agreement, and a decrease in outstanding checks in excess of cash balances of $3.4 million.
     Financing cash flows for the first six months of 2004 reflect net borrowings under our revolving line of credit of $29.3 million. During the first six months of 2004, the Company also paid debt issuance costs of $0.4 million related to our revolving credit agreement.
     Contractual Obligations. The following table summarizes our contractual obligations as of July 3, 2005:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending June 30:
2006	$53.5	$3.9	$34.1	$1.0	$92.5
2007	—	3.5	0.3	0.1	3.9
2008	—	1.8	0.1	—	1.9
2009	—	1.2	—	—	1.2
2010	—	0.7	0.1	—	0.8
After 2010	—	0.4	—	—	0.4

	$53.5	$11.5	$34.6	$1.1	$100.7

(1)	Our revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement.

(2)	Includes an aggregate of $1.4 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at July 3, 2005. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 89% of the deliveries under outstanding purchase orders are expected to be received in the third quarter of 2005. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Consists of $1.1 million payable under agreements for the acquisition of capital assets.

     Capital Resources. Our working capital at July 3, 2005 totaled $12.3 million compared to $17.2 million at December 31, 2004. At July 3, 2005, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $59.4 million, and we had outstanding borrowings of $53.5 million and an outstanding letter of credit for $0.1 million under this credit facility. Accordingly, as of July 3, 2005, we had unused availability of $5.8 million after deducting outstanding borrowings and the letter of credit. The borrowing base calculation under the credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. The credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.
     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement remained unchanged at $75.0 million from the previous agreement with Citibank, but the maturity date was extended until July 7, 2008. The amended credit agreement includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the consolidated balance sheet as of December 31, 2004 and July 3, 2005.
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
     Due to the termination of our relationship with Applied, our lenders determined in January 2005 that all inventories related to Applied are ineligible in future calculations of our borrowing base. This action, along with changes in the advance rates for real estate and equipment, contributed to the reduction in our borrowing availability from $14.5 million at December 31, 2004 to $5.8 million at July 3, 2005. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, as discussed below under the caption “EBITDA Financial Covenant”, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005.
     If we violate the EBITDA covenant, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing. As of July 3, 2005, we were in compliance with the covenants under the amended credit agreement.

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
     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied was a customer of Suntron and its predecessors for over ten years. Our relationship was governed by multiple agreements that set forth Applied’s responsibility for inventories that are purchased or manufactured based on orders and forecasts received from Applied, as well as other related costs that Applied is responsible for. During the past two years we intensified our efforts to enforce our written agreements to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied’s representations. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied’s Complaint seeks to establish that the dispute should be resolved in California. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. In February 2005, we responded to Applied’s California Complaint with a Cross-Complaint that sets forth our claim for reimbursement of amounts that we believe Applied is obligated to pay under our written agreements, including amounts due for excess and obsolete inventories of $18.3 million as of January 2005, and additional charges for carrying costs, warehousing costs, cancellation charges, employee termination costs, punitive damages, interest and legal fees.
     Our dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of our inventories. Similar to the process employed for all of our customers, we evaluated excess inventories for Applied on a quarterly basis and write-downs were recognized in the period when we determined that recovery was not appropriate based on the applicable written agreements. We believe that Applied is responsible for the net carrying value of inventories that we purchased on its behalf and we intend to vigorously prosecute all of our claims. No assurances can be made as to the final timing or outcome of the litigation. In connection with this litigation, we expect to incur attorneys’ fees and related costs between $1.5 and $2.0 million during the next year.
     We continue to evaluate sales forecasts in relation to our operations, and many restructuring actions were taken in 2002 and 2003 to position us for improved operating results in 2004. While we did achieve profitable operations in the second and third quarters of 2004, these are the only periods for which we have achieved profitable operations since Suntron was formed in the first quarter of 2002. In response to the lower sales for the first half of 2005 compared to 2004 and our expectation that net sales will also be lower for the second half of 2005 compared to 2004, we have taken actions to reduce operating costs and further reductions will likely be implemented in the second half of 2005.
     During 2005, our borrowing availability declined significantly compared to past levels and we have sold certain non strategic assets and taken steps to improve our cash payment cycle in our efforts to maintain adequate liquidity to manage our business. We generated positive operating cash flow of $9.7 million for the first six months of 2005, but our borrowing availability declined by $8.7 million during this same period. The principal application of our positive operating cash flow was to repay $5.7 million of borrowings under our revolving line of credit. This $5.7 million principal reduction, combined with a reduction in outstanding letters of credit of $1.3 million, had a favorable impact on our borrowing availability; however, these amounts were more than offset by reductions totaling $15.7 million in the value of collateral included in our borrowing base.
     This large reduction in the value of assets included in our borrowing base was caused by several factors, including the following: (i) the sale of inventories and collection of receivables, which are then eliminated from our borrowing base, (ii) our lenders decision in January 2005 to eliminate all inventories related to Applied Materials from the borrowing base, and (iiii) lower advance rates for real estate and equipment that became effective on January 1, 2005 and July 1, 2005 as set forth in the amended credit agreement.
     During the second quarter of 2005, we received substantial orders from an existing customer that specifies deliveries near the end of the third quarter of 2005; however, a significant portion of the receivables from these orders would have been excluded from our borrowing base since they are expected to exceed “customer concentration” requirements in the credit agreement. Accordingly, we determined that our revolving credit agreement was no longer adequate to fund working capital requirements and other planned activities over the next year. We have addressed this deficiency on several fronts including the following:
•	On August 19, 2005, our lenders agreed to amend the credit agreement to permit an affiliate of our largest shareholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate made a $5.0 million cash payment to the lenders and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. This $5.0 million participation is subordinated to the lenders rights under the amended credit agreement. As consideration for the participation of our affiliate, the lenders agreed to increase our borrowing availability by $5.0 million and to provide a more favorable customer concentration limit for receivables from a certain customer through 2005. The lenders are required to return the $5.0 million participation payment to our affiliate if we are successful in raising additional subordinated debt or equity proceeds in excess of $5.0 million. The lenders can not elect to prepay the $5.0 million participation obligation before January 1, 2006.

•	In July 2005 we began seeking a buyer for our largest facility in Sugar Land, Texas. While we believe it may take more than a year to find a buyer for this building, we determined that the sale could solve two issues: (i) it would enable us to move to a smaller building that would reduce fixed costs and improve capacity utilization and, (ii) the sale may generate in excess of $10.0 million of additional liquidity (net of the amount currently included in the calculation of our borrowing base under our revolving credit agreement).

•	Even though our revolving credit agreement does not expire until July 2008, future scheduled reductions in the advance rates for machinery, equipment and real estate make this facility unattractive to fund our planned activities through the maturity date. Accordingly, we have commenced discussions with other lenders about replacing this credit agreement with an alternative credit facility. We believe the changes triggered by the amendment to our revolving credit agreement on August 19, 2005 will provide adequate capital resources to fund our planned activities at least through 2005. In addition, in order to further increase our available capital resources to fund future operations, growth opportunities and potential acquisitions, we also intend to pursue a subordinated debt or equity financing. However, there can be no assurance that we will be able to obtain such financing on favorable terms, if at all.
     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended June 27, 2004 and July 3, 2005 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. Our lenders modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our credit agreement:

	For the Quarter Ended:
	June 27,	July 3,
	2004	2005
	(Dollars in Millions)
Net income (loss)	$1.0	$(3.7)
Income tax expense	—	—
Interest expense	1.1	1.2
Depreciation and amortization	2.7	2.0

EBITDA per “traditional” definition	4.8	(0.5)
Restructuring costs (A)	0.1	0.5
Other charges (B)	0.1	0.2

EBITDA per credit agreement definition	$5.0	$0.2

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance,

retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
     In order to remain in compliance with the EBITDA covenant under the amended credit agreement, our EBITDA (as defined in the credit agreement) for the year 2005, must be no less favorable than break-even for the four preceding fiscal quarters. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. Under the amended covenant, if the average value of assets included in the borrowing base does not exceed average outstanding borrowings by at least $10.0 million for each of the first two fiscal months of a quarter, and at least $12.5 million for the third fiscal month of each quarter, then a more stringent EBITDA calculation is required for that month (referred to as a “Reduced Liquidity Month”). The amended covenant for a Reduced Liquidity Month in 2005 requires minimum rolling three-month EBITDA calculations ranging from negative $2.3 million for the three-months ended April 3, 2005 to positive $1.8 million for the three-months ended December 31, 2005. As discussed above, we were subject to the more stringent EBITDA calculation beginning in January 2005 and we complied with the covenant for each of the fiscal months for the quarter ended July 3, 2005.
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
     As of July 3, 2005, we had outstanding bank debt of approximately $53.5 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.
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
     As a result of the soft demand in the end markets served by our customers, our net sales declined from $197.9 million in the first quarter of 2001 to $78.6 million in the fourth quarter of 2003. As demand in these end markets increased in 2004, our net sales increased to $130.4 million in the second quarter of 2004. Our net sales declined to $82.7 million for the first quarter of 2005 and $81.8 million for the second quarter of 2005.
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
     During periods of rapidly increasing net sales, we often experience inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials and overtime costs related to our workforce. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements. Significant increases in net sales are typically accompanied by corresponding increases in inventories and receivables that must be financed with borrowings under our revolving credit agreement.

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
     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2004, Honeywell and Applied accounted for 21% and 25%, respectively, of our net sales. For the first six months of 2005, Honeywell accounted for 29% of our net sales.
     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the industry sectors in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In the fourth quarter of 2004, Applied informed us that they planned to transition substantially all of their business with us to alternative contract manufacturers and by January 2005 this transition was substantially complete. Accordingly, this transition adversely impacted our results of operations for the first six months of 2005.
     If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our sales. There can be no assurance that current customers will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.
     In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable or unwilling to pay for our services, our results of operations would deteriorate substantially.
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
     Electronics manufacturing service providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we expect to continue to experience reduced lead-times for customer orders. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers would seriously harm our results of operations. When customer orders are changed or cancelled, we may be forced to hold excess inventories and incur carrying costs as a result of delays, cancellations, or reductions in orders or poor forecasting by our key customers.
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
We received a notice from Nasdaq that our common stock fails to meet the requirement of $5.0 million minimum market value of publicly held shares for continued listing on the Nasdaq National Market, and if we do not regain compliance with this continued listing requirement by August 22, 2005, we may lose our Nasdaq National Market listing which could adversely impact our ability to use the capital markets to raise additional capital and the ability of our shareholders to efficiently sell our common stock.
     On May 23, 2005, we received notice from the staff of The Nasdaq Stock Market (“Nasdaq”) that we do not currently comply with Marketplace Rule 4450(a)(2) (the “Rule”), which is a requirement for continued listing on the Nasdaq National Market, because we have not maintained a minimum market value of publicly held shares of $5.0 million for the 30 consecutive trading days preceding May 23, 2005. In accordance with standard Nasdaq practices, the staff of Nasdaq indicated that we have 90 calendar days, or until August 22, 2005, to comply with the Rule. If, at any time prior to August 22, 2005, the minimum market value of publicly held shares of our common stock is $5.0 million or more for 10 consecutive trading days, the staff will provide notice that we comply with the Rule.
     If we are unable to comply with the Rule on or before August 22, 2005, then the staff of Nasdaq will provide written notification that our common stock will be delisted. At that time we may appeal the staff’s decision. We are currently evaluating our options with respect to the potential delisting from the Nasdaq National Market.
     One of the options we are considering is to transfer our listing to the Nasdaq SmallCap Market. However, even if we select this option there can be no assurance that we will meet the inclusion requirements or that we would be able to meet the continuing listing requirements which include a minimum bid price of $1.00 per share.
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
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 8,000 shares per day compared to 27,415,221 issued and outstanding shares as of July 3, 2005. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and six of our twelve directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Not Applicable.
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable.
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.11	Employment agreement between Suntron and Hargopal (Paul) Singh

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: August 19, 2005	/s/ Hargopal Singh

Hargopal Singh
Chief Executive Officer

Date: August 19, 2005	/s/ Peter W. Harper

Peter W. Harper
Chief Financial Officer

Date: August 19, 2005	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

Exhibit Index

Exhibit
Number	Description
10.11	Employment agreement between Suntron and Hargopal (Paul) Singh

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002