Form 10-Q
period 2005-10-02
SUNTRON CORP
filed 2005-11-15
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended October 2, 2005,
or

☐	Transition report pursuant section 13 or 15 (d) of the Securities Exchange Act of 1934
For the transition period from ___to ___

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 31, 2005, there were outstanding 27,415,221 shares of the registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Consolidated Balance Sheets- December 31, 2004 and October 2, 2005	3-4

Consolidated Statements of Operations- For the Quarters and the Nine Months Ended September 26, 2004 and October 2, 2005	5

Consolidated Statements of Cash Flows- For the Nine Months Ended September 26, 2004 and October 2, 2005	6

Notes to Consolidated Financial Statements	7-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	14
Overview	14-16
Information About Our Business	16-17
Critical Accounting Policies and Estimates	18-20
Summary of Statement of Operations	20-21
Results of Operations	21-25
Liquidity and Capital Resources	25-31
Impact of Recently Issued Accounting Standards	31
Factors That May Affect Future Results	32-41

Item 3. Quantitative and Qualitative Disclosures about Market Risk	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	43
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43-44
Item 6. Exhibits	44

SIGNATURES	45
EX-10.12
EX-10.13
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and October 2, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
ASSETS
Current Assets:
Cash and equivalents	$14	$97
Trade receivables, net of allowance for doubtful accounts of $1,411 and $1,740, respectively	50,435	48,695
Inventories	79,202	63,002
Prepaid expenses and other	1,122	1,242

Total Current Assets	130,773	113,036

Property, Plant and Equipment, at cost:
Land, including land held for sale of $2,398 and $1,798, respectively	4,748	4,148
Leasehold improvements	6,958	7,309
Buildings and improvements	18,456	18,476
Manufacturing machinery and equipment	55,989	47,985
Furniture, computer equipment and software	34,094	34,296

Total	120,245	112,214
Less accumulated depreciation and amortization	(84,857)	(83,631)

Net Property, Plant and Equipment	35,388	28,583

Intangible and Other Assets:
Goodwill	10,915	10,918
Debt issuance costs, net	1,932	1,640
Identifiable intangible assets, net of accumulated amortization of $1,780 and $1,275, respectively	875	725
Deposits and other	226	180

Total Intangible and Other Assets	13,948	13,463

	$180,109	$155,082

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
December 31, 2004 and October 2, 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,757	$33,252
Outstanding checks in excess of cash balances	4,294	3,717
Borrowings under revolving credit agreement	59,128	49,601
Accrued compensation and benefits	6,667	6,962
Payable for acquisition of business	1,408	28
Accrued property taxes	1,202	1,144
Customer deposits and deferred profit	878	1,149
Current portion of accrued exit costs related to facility closures	537	425
Accrued interest expense	775	996
Payable to affiliates	218	338
Other accrued liabilities	2,756	2,595

Total Current Liabilities	113,620	100,207

Long-term Liabilities:
Accrued exit costs related to facility closures	130	104
Other	545	235

Total Liabilities	114,295	100,546

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares	274	274
Additional paid-in capital	380,637	380,946
Deferred stock compensation	(265)	(384)
Accumulated deficit	(314,832)	(326,300)

Total Stockholders’ Equity	65,814	54,536

	$180,109	$155,082

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Nine Months Ended September 26, 2004 and October 2, 2005
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended
	September	October	September	October
	26,	2,	26,	2,
	2004	2005	2004	2005
Net Sales	$128,542	$80,383	$359,594	$244,877
Cost of Goods Sold	120,913	74,868	340,246	235,016

Gross profit	7,629	5,515	19,348	9,861

Operating Costs and Expenses:
Selling, general and administrative expenses	5,762	5,652	17,765	17,406
Severance, retention and lease exit costs	282	44	981	681
Related party expense-management fees	188	188	563	563

Total operating costs and expenses	6,232	5,884	19,309	18,650

Operating income (loss)	1,397	(369)	39	(8,789)

Other Income (Expense):
Interest expense	(991)	(1,199)	(2,937)	(3,476)
Gain (loss) on sale of assets	(1)	17	(35)	655
Unrealized loss on marketable equity securities	(428)	—	(428)	(144)
Interest and other income	133	17	203	286

Net income (loss)	$110	$(1,534)	$(3,158)	$(11,468)

Earnings (Loss) Per Share:
Basic	$0.00	$(0.06)	$(0.12)	$(0.42)

Diluted	$0.00	$(0.06)	$(0.12)	$(0.42)

Number of Shares Used for Computation:
Basic	27,414	27,415	27,412	27,415

Diluted	27,536	27,415	27,412	27,415

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended September 26, 2004 and October 2, 2005
(In Thousands)

	2004	2005
Cash Flows from Operating Activities:
Net loss	$(3,158)	$(11,468)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	8,981	6,087
Amortization of debt issuance costs	739	655
Loss (gain) on sale of assets	35	(655)
Stock-based compensation and services expense	255	190
Marketable securities received for recovery of bad debt	(777)	—
Unrealized loss on marketable equity securities	428	144
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables, net	(20,625)	1,740
Inventories	(23,520)	16,200
Prepaid expenses and other	2,319	(218)
Increase (decrease) in:
Accounts payable	8,884	(2,429)
Accrued compensation and benefits	(315)	295
Other accrued liabilities	(1,087)	407

Net cash provided (used) by operating activities	(27,841)	10,948

Cash Flows from Investing Activities:
Proceeds from sale of assets	24	3,331
Payments for acquisition of businesses	(2,466)	(1,383)
Capital expenditures	(2,223)	(1,917)

Net cash provided (used) by investing activities	(4,665)	31

Cash Flows from Financing Activities:
Proceeds from borrowings under revolving credit agreement	387,202	243,192
Principal payments under debt agreements	(359,587)	(253,082)
Payments for debt issuance costs	(1,839)	(429)
Increase (decrease) in outstanding checks in excess of cash balances	6,717	(577)

Net cash provided (used) by financing activities	32,493	(10,896)

Net increase (decrease) in cash and equivalents	(13)	83

Cash and Equivalents:
Beginning of period	26	14

End of period	$13	$97

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,991	$2,601

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Payable for acquisition of business	$753	$—

Contract payable for acquisition of equipment	$—	$157

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
          The accompanying unaudited consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts in the 2004 consolidated statement of cash flows have been reclassified to conform to the 2005 presentation. Operating results for the fiscal quarter and the nine months ended October 2, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2004.
2. Earnings (Loss) Per Share
          Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarter ended October 2, 2005 and for the nine-month periods ended September 26, 2004 and October 2, 2005, as all potential common shares were antidilutive. For the nine-month period ended September 26, 2004, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,146 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended September 26, 2004, common stock options that were excluded from the calculation of diluted earnings per share amounted to an aggregate of 1,520 shares at exercise prices ranging from $4.90 to $57.24 per share. For the three and nine-month periods ended October 2, 2005, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,557 shares at exercise prices ranging from $0.01 to $57.24 per share.
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
          If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net income (loss) and earnings (loss) per share (“EPS”) for the quarters and the nine months ended September 26, 2004 and October 2, 2005, would have been as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	Quarter Ended:
	September 26, 2004		October 2, 2005
	Net Income		Net
	(Loss)	EPS	Loss	EPS
Amounts reported	$110	$0.00	$(1,534)	$(0.06)

Add stock-based employee compensation recorded under the intrinsic value method	85		88
Less stock-based employee compensation recorded under the fair value method	(301)		(93)

Pro forma under fair value method	$(106)	$0.00	$(1,539)	$(0.06)

	Nine Months Ended:
	September 26, 2004		October 2, 2005
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(3,158)	$(0.12)	$(11,468)	$(0.42)

Add stock-based employee compensation recorded under the intrinsic value method	255		190
Less stock-based employee compensation recorded under the fair value method	(904)		(362)

Pro forma under fair value method	$(3,807)	$(0.14)	$(11,640)	$(0.42)

4. Inventories
          Inventories at December 31, 2004 and October 2, 2005 are summarized as follows:

	2004	2005
Purchased parts and completed sub-assemblies	$53,015	$42,086
Work-in-process	12,895	8,991
Finished goods	13,292	11,925

Total	$79,202	$63,002

          For the quarters ended September 26, 2004 and October 2, 2005, the Company recognized write-downs of excess and obsolete inventories of $956 and $865, respectively. For the nine months ended September 26, 2004 and October 2, 2005, the Company recognized write-downs of excess and obsolete inventories of $2,017 and $4,739, respectively.
5. Debt Financing
          The Company has a $75,000 revolving credit facility. The outstanding principal balance under this credit facility amounted to $59,128 at December 31, 2004 and $49,601 as of October 2, 2005. The Company can periodically elect to use either the Base Rate or LIBOR Rate in connection with borrowings under this revolving line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum for the unused portion of the credit facility. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly and monthly requirements for earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement.
          On July 7, 2004, the credit agreement was amended whereby Congress Financial Corporation joined Citibank as a party to the credit agreement. The maturity date was extended until July 7, 2008 and the amendment included less stringent covenants for EBITDA for 2004. Prior to July 7, 2004, the interest rate was the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. Under the amended credit agreement, the interest rates were reduced from previous levels by 1.75% for “Base Rate” borrowings and 1.00% for “LIBOR Rate” borrowings. As of December 31, 2004, the interest rate for Base Rate borrowings was 6.0% and the effective rate for LIBOR Rate borrowings was 4.8%.
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
          The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. Under the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. As of October 2, 2005, the interest rate for Base Rate borrowings was 9.0% and the effective rate for LIBOR Rate borrowings was 7.4%.
          On August 19, 2005, the lenders agreed to amend the credit agreement to permit an affiliate of the Company’s largest shareholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate made a $5.0 million cash payment to the lenders and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. This $5.0 million participation is subordinated to the lenders rights under the amended credit agreement. As consideration for the participation of the affiliate, the lenders agreed to increase the Company’s borrowing availability by $5.0 million and to provide a more favorable customer concentration limit for receivables from a certain customer through 2005. The lenders are required to return the $5.0 million participation payment to the affiliate if the Company is successful in raising additional subordinated debt or equity proceeds in excess of $5.0 million. The lenders cannot elect to prepay the $5.0 million participation obligation before January 1, 2006.
          Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. As of October 2, 2005, the borrowing base

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
calculation permitted total borrowings of $64,592, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $76, the Company had borrowing availability of $14,915 as of October 2, 2005. For the first nine months of 2005, the Company incurred debt issuance costs of $363 related to the revolving credit agreement.
          The credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the consolidated balance sheets as of December 31, 2004 and October 2, 2005.
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
6. Restructuring Activities
          The Company periodically takes actions to reduce costs and increase capacity utilization through reductions in workforce and the closure of facilities. The results of operations related to these activities for the quarters and the nine months ended September 26, 2004 and October 2, 2005, are summarized as follows:

	Quarter Ended		Nine Months Ended
	September	October	September	October
	26,	2,	26,	2,
	2004	2005	2004	2005
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$90	$290	$103	$990
Lease exit costs	(40)	6	16	162
Moving and relocation costs	—	—	50	—

Total	50	296	169	1,152

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	15	20	319	463
Lease exit costs	252	12	634	188
Moving, relocation and other costs	15	12	28	30

Total	282	44	981	681

Total Restructuring Expenses	$332	$340	$1,150	$1,833

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
          Presented below is a description of the activities that resulted in the charges shown in the table above:
          In the first quarter of 2004, the Company completed the move of its corporate headquarters into an existing leased facility in Phoenix with the objective of subleasing the former headquarters space. In the first nine months of 2004, the Company recognized lease exit costs of $650 primarily related to the vacated portion of the building formerly devoted to corporate headquarters. During the first nine months of 2004, the Company also incurred severance costs of $422, primarily related to the termination of executive officers of the Company.
          In March 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord of this warehouse whereby the Company paid $160 as consideration for the early termination of the lease. In the second quarter of 2005, the Company incurred lease exit charges of $179, primarily due to a delay in the expected date to obtain a subtenant for the former Phoenix headquarters location.
          For the quarter and the nine months ended October 2, 2005, the Company incurred severance costs of $310 and $1,453, respectively. These costs primarily related to the termination of executive officers of the Company, and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the nine months ended October 2, 2005:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2004	$667	$127
Accrued expense for restructuring activities	155	1,453
Cash receipts under subleases	174	—
Cash payments	(666)	(1,117)
Accretion of interest	24	—
Reclassification of non-level rent liability	4	—
Expense due to change in previous estimates	171	—

Balance, October 2, 2005	$529	$463

          Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of October 2, 2005, $425 of this obligation is included in current liabilities and $104 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheet as of October 2, 2005 and is expected to be paid over the next ten months.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
7. Legal Proceedings
          Applied Materials, Inc. (“Applied”) was a customer of the Company and its predecessors for over ten years. During 2003 and 2004, the Company intensified its efforts to recover costs incurred for excess and obsolete inventories for which the Company believes Applied is responsible. In October 2004, Applied notified the Company that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 the business relationship with Applied had substantially terminated.
          In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for expenses relating to raw materials, inventory, and capital and human resources that the Company expended in reliance upon Applied’s representations, in addition to other business losses. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California and that Applied is not liable for the Company’s inventory costs. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas litigation.
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
8. Assets Held for Sale
          In the fourth quarter of 2004, the Company began seeking a buyer for approximately 30 acres of excess land located in Sugar Land, Texas with a carrying value of $2,398. In the second quarter of 2005, the Company sold approximately 25% of this excess land for net sales proceeds of $764 which resulted in a gain on sale of $164. The Company is continuing its efforts to locate a buyer for the remainder of the excess land with a carrying value of $1,798 as of October 2, 2005.
          In July 2005, the Company began seeking a buyer for its largest facility which is adjacent to the excess land discussed above. This facility consists of a 472,000 square foot building on approximately 32 acres of land and the Company is attempting to structure a sale of the building with a leaseback of approximately 50% of the facility. Accordingly, the Company is required to continue to depreciate the building and improvements until a sale is completed. Management believes that the net selling price will exceed the net carrying value of the Sugar Land real estate. Presented below is a summary of the net carrying value of the assets that are held for sale as of October 2, 2005:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Excess land held for sale	$1,798
Land associated with building	2,350
Building and improvements	18,476

Total	22,624
Accumulated depreciation	(3,682)

Net Carrying Value	$18,942

9. New Accounting Standards
          In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment.” This statement is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, the Company will adopt Statement No. 123R in the first quarter of 2006.
The Company intends to use the “modified-prospective” transition method when it adopts Statement No. 123R. Under the modified-prospective method, the Company will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures will continue to be required for periods prior to the adoption date. Management believes the impact of adopting this new standard on its future results of operations will require approximately $1,000 of incremental unvested compensation cost that would be recognized as an expense in the Company’s consolidated statements of operations. In addition to these amounts, the Company will also recognize additional compensation cost related to new stock options and other share-based payments that are granted in the future.

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
Statement Regarding Forward-Looking Statements
          This report on Form 10-Q contains forward-looking statements regarding future events, including our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity, anticipated cash needs and borrowing availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue and profitability; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; and the business and economic risks described herein under “Factors That May Affect Future Results.”
          Overview
          Our gross profit increased $1.6 million and operating loss improved $2.7 million in the third quarter of 2005 as compared to the second quarter of 2005. Net sales for the third quarter of 2005 were $80.4 million. Gross profit as a percentage of net sales improved to 6.9% for the third quarter of 2005, compared to 4.7% on net sales of $81.8 million in the second quarter of 2005, and 5.9% on net sales of $128.5 million in the third quarter of 2004. During the third quarter of 2005, our net sales were 1.7% lower than the second quarter of 2005 and 37.5% lower than the third quarter of 2004. However, our net loss has improved each quarter in 2005 from a net loss of $6.2 million for the first quarter to a net loss of $1.5 million for the third quarter.
          For each of the fiscal quarters in 2004, we experienced significant increases in our net sales in relation to the comparable periods in 2003, and we were able to achieve profitable operations in the second and third fiscal quarters of 2004. The primary driver in achieving improved financial results in 2004 was the significantly higher level of net sales which resulted in improved utilization of plant capacity and other fixed costs. However, by January of 2005, we had experienced the full impact of the loss of Applied Materials as a customer which contributed to our net losses.
          In response to the lower level of net sales from Applied Materials, we implemented restructuring actions and cost containment initiatives that resulted in sequential improvements in our operating loss for the second and third quarters of 2005. We are currently evaluating our long term business prospects at each facility to determine the timing and extent of any further actions that may improve operating results and accelerate our return to profitability.
          Our borrowing availability increased from $14.5 million at December 31, 2004 to $14.9 million as of October 2, 2005. Despite this relatively small net change, several events have had significant positive and negative impacts on our borrowing availability during the first nine months of 2005. While we generated positive operating cash flow of $10.9 million for the first nine months of 2005, the principal application of these funds was to repay $9.5 million of borrowings under our revolving line of credit. This $9.5 million principal reduction, combined with a reduction in outstanding letters of credit of $1.3 million and the $5.0 million participation by an affiliate of our major stockholder, had an aggregate favorable impact on our borrowing availability of $15.8 million; however, these amounts were offset by reductions totaling $15.4 million in the value of collateral included in our borrowing base.
          This large reduction in the value of assets included in our borrowing base was caused by: (i) the sale of inventories and collection of receivables, which contributed to our positive operating cash flow but are then eliminated from our borrowing base, (ii) the elimination of all inventories related to Applied Materials from the borrowing base, and (iii) lower advance rates for real estate and equipment that became effective on January 1, 2005 and July 1, 2005 as set forth in the amended credit agreement.
          We have received substantial orders from an existing customer that specify deliveries in the first quarter of 2006; however, a significant portion of the receivables from these orders may be excluded from our borrowing base since they would exceed “customer concentration” limits defined in the amended credit agreement. Despite recent improvements in our borrowing availability, we believe that our revolving credit agreement may be inadequate to fund our working capital requirements and other planned activities in 2006. We have addressed this deficiency on several fronts including the following:
•	We are working with our customer to establish faster payment terms to minimize the amount of receivables outstanding during 2006. We have also commenced discussions with our lenders to provide a higher customer concentration limit for this customer.

•	In July 2005 we began seeking a buyer for our largest facility in Sugar Land, Texas. While we believe it may take more than a year to find a buyer for this building, we determined that the sale could solve two issues: (i) the sale would reduce our debt and interest costs and may have a favorable impact on our ability to successfully refinance our debt, and (ii) it would provide alternatives to consolidate our manufacturing footprint and thereby reduce fixed costs and improve capacity utilization.

•	Even though our revolving credit agreement does not expire until July 2008, customer concentration limits and future scheduled reductions in the advance rates for machinery, equipment and real estate make this facility unattractive to fund our planned activities through the maturity date. Also, we received substantial orders from an existing customer that specify deliveries through the second quarter of 2006; however, a significant portion of the receivables from these orders may be excluded from our borrowing base since they could exceed “customer concentration” limits defined in the amended credit agreement. Accordingly, we have commenced discussions with other lenders about replacing this credit agreement with an alternative credit facility. We believe the changes triggered by the amendment to our revolving credit agreement on August 19, 2005 will enable us to fund our planned activities through the first quarter of 2006.

•	In addition to an alternative credit facility, we are also pursuing subordinated debt or equity financing in order to further increase our available capital resources to fund future operations, growth opportunities and potential acquisitions.
          There can be no assurance about the likelihood of success in completing the above actions.

          Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview

Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Summary of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the third quarter of 2004 compared to the third quarter of 2005. This section also contains a similar discussion and analysis of our operating results for the first nine months of 2004 compared to the first nine months of 2005.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first nine months of 2005 and other liquidity measures that we consider important to our business. Under the sub-caption for Contractual Obligations, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for Capital Resources, we have included a discussion of our credit facility, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the EBITDA covenant, and alternatives if current capital resources are inadequate.

Impact of Recently Issued Accounting Standards	This section identifies and explains new accounting standards that have been issued and which the Company will need to adopt in future periods, including analysis of the expected impact on results of operations, if known.

Factors That May Affect Future Results	This section includes an in-depth discussion of many of the risks and uncertainties that affect our business and industry, as well as risks that should be considered before investing in our common stock. Our future financial results are dependent upon effectively managing and responding to these risks.

Information About Our Business
          Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. Our manufacturing services include printed circuit board assembly, cable and harness production, engineering services, quick-turn manufacturing services and full systems integration, testing, and after-market repair and warranty services. We believe our success in attracting and retaining customers is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements.
          Our largest single expenditure is for the purchase of electronic components and our expertise in electronics manufacturing techniques is critical to our ability to provide competitive, quality services. However, in order to fully comprehend our business, it is also important to understand that our customers are engaged in numerous different market sectors that have inherent risks that are unrelated to the electronics industry.

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
Results of Operations
          Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our quarterly results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended September 26, 2004 and October 2, 2005:

	Quarter Ended		Nine Months Ended
	September	October	September	October
	26,	2,	26,	2,
	2004	2005	2004	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	94.1%	93.1%	94.6%	96.0%

Gross profit	5.9%	6.9%	5.4%	4.0%
Operating costs and expenses:
Selling, general, and administrative	4.5%	7.0%	4.9%	7.1%
Severance, retention, and lease exit costs	0.2%	0.1%	0.3%	0.3%
Related party expense-management fees	0.1%	0.2%	0.2%	0.2%

Operating income (loss)	1.1%	(0.4)%	—%	(3.6)%

Quarter Ended October 2, 2005 Compared to Quarter Ended September 26, 2004
          Net Sales. Net sales were $80.4 million for the third quarter of 2005, a decrease of 37.5%, from $128.5 million for the third quarter of 2004. The decrease in third quarter 2005 net sales was primarily attributable to a decrease of $32.3 million in our net sales to Applied Materials, a former major customer engaged in the semiconductor capital equipment sector. The decrease in net sales for the third quarter of 2005 was also due to an $11.0 million reduction in net sales to customers in the industrial and aerospace sectors.
          Net sales for the third quarter of 2004 and 2005 includes approximately $1.7 million and $2.0 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.

          For the third quarter of 2004, Honeywell and Applied Materials accounted for 20% and 25%, respectively, of our net sales. For the third quarter of 2005, Honeywell accounted for 24% of our net sales.
          Gross Profit. Our gross profit was $5.5 million for the third quarter of 2005, a decrease of $2.1 million from $7.6 million in the third quarter of 2004. The decrease in gross profit in the third quarter of 2005 is primarily attributable to the reduction in net sales discussed above. However, favorable changes in product mix and cost cutting actions taken in the first nine months of 2005, led to an improvement in gross profit as a percentage of net sales from 5.9% in the third quarter of 2004 to 6.9% in the third quarter of 2005.
          For the third quarter of 2005, we incurred restructuring costs of $0.3 million, primarily due to severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce. For the third quarter of 2004, restructuring costs related to manufacturing activities were insignificant.
          Through the third quarter of 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the third quarter of 2005 declined by approximately $0.5 million compared to the third quarter of 2004.
          Inventory write-downs decreased $0.1 million from $1.0 million, or 0.7% of net sales, in the third quarter of 2004 to $0.9 million, or 1.1% of net sales, in the third quarter of 2005. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were $5.7 million in the third quarter of 2005, a decrease of $0.1 million from $5.8 million in the third quarter of 2004. The decrease in SG&A was primarily attributable to decreases in salaries and benefits of $1.2 million, partially offset by net bad debt recoveries of $0.7 million and legal fees of $0.4 million related to our lawsuit against Applied Materials.
          Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs for the third quarter of 2005 were insignificant. For the third quarter of 2004, Severance, Retention, and Lease Exit Costs amounted to $0.3 million, primarily due to a lease exit charge related to a revision of estimates about the expected subleasing for our former Phoenix headquarters location.
          Interest Expense. Interest expense increased approximately $0.2 million, or 21.0%, from $1.0 million in the third quarter of 2004 to $1.2 million in the third quarter of 2005, primarily due to higher interest rates, partially offset by a decrease in weighted average borrowings. Weighted average borrowings decreased from $64.5 million during the third quarter of 2004 to $51.5 million for the third quarter of 2005. Our weighted average interest rate was 4.9% in the third quarter of 2004 compared to 7.5% in the third quarter of 2005. As a result of an amendment to our credit agreement that was effective on March 29, 2005, we expect our weighted average interest rate will continue to increase due to contractual increases set forth in our amended credit agreement as discussed under the caption “Capital Resources”.

     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of the third quarter of 2004, which resulted in an unrealized loss of $0.4 million. In March 2005, we sold these securities and recorded cash proceeds of $0.3 million and an additional unrealized loss of $0.1 million for the first quarter of 2005.
     Nine Months Ended October 2, 2005 Compared to Nine Months Ended September 26, 2004
     Net Sales. Net sales decreased $114.7 million, or 31.9%, from $359.6 million for the first nine months of 2004 to $244.9 million for the first nine months of 2005. The decrease in 2005 net sales was primarily attributable to a decrease of $93.1 million in our net sales to Applied Materials, a former major customer engaged in the semiconductor capital equipment sector. The decrease in net sales for the first nine months of 2005 was also due to a $20.3 million reduction in net sales to customers in the industrial sector.
     Net sales for the first nine months of 2004 and 2005 includes approximately $5.2 million and $9.2 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the first nine months of 2004, Honeywell and Applied Materials accounted for 21% and 26%, respectively, of our net sales. For the first nine months of 2005, Honeywell and Applied Materials accounted for 27% and 1%, respectively, of our net sales.
     Gross Profit. Our gross profit was $9.9 million for the first nine months of 2005, a decrease of $9.4 million from $19.3 million in the first nine months of 2004. Gross profit as a percentage of net sales decreased from 5.4% in the first nine months of 2004 to 4.0% in the first nine months of 2005. The decrease in gross profit in the first nine months of 2005 is primarily attributable to the reduction in net sales discussed above and our inability to reduce fixed costs in proportion to the decline in net sales. In response to lower sales forecasts compared to the prior year, management took actions in the first nine months of 2005 to reduce operating costs and is considering the timing and extent of additional actions that may be implemented in the fourth quarter of 2005.
     For the first nine months of 2005, we incurred restructuring costs of $1.2 million, consisting of $1.0 million for severance costs related to reductions in the manufacturing workforce and the termination of an executive officer, and $0.2 million for lease exit costs associated with the early termination of our Austin warehouse lease. This warehouse was dedicated to our business with Applied Materials and was no longer necessary to support operations after our business relationship terminated. For the first nine months of 2004, restructuring costs related to manufacturing activities were $0.2 million.
     Through the first nine months of 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first nine months of 2005 declined by approximately $2.8 million compared to the first nine months of 2004.
     Inventory write-downs increased $2.7 million from $2.0 million, or 0.6% of net sales, in the first nine months of 2004 to $4.7 million, or 1.9% of net sales, in the first nine months of

2005. The increase in inventory write-downs in the first nine months of 2005 was attributable to several unrelated factors including the renegotiation of a major customer agreement that increases our responsibility for excess and obsolete inventories in exchange for higher selling prices, and higher losses related to customers that are either experiencing financial difficulties or have terminated our business relationship. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were $17.4 million in the first nine months of 2005, a decrease of $0.4 million, or 2.0%, from $17.8 million in the first nine months of 2004. The decrease in SG&A was primarily attributable to decreases in salaries and benefits of $1.8 million, partially offset by net bad debt recoveries of $0.7 million and legal fees of $1.0 million related to our lawsuit against Applied Materials.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.7 million for the first nine months of 2005, primarily due to severance costs of $0.5 million associated with the termination of an executive officer and other reductions in the administrative workforce. In the first nine months of 2005, we also incurred a lease exit charge of $0.2 million primarily due to a delay in the expected date to obtain a subtenant for our former Phoenix headquarters location. Severance, Retention, and Lease Exit Costs amounted to $1.0 million for the first nine months of 2004, primarily due to a lease exit charge of $0.6 million due to completion of the move of our corporate headquarters into an existing leased facility in Phoenix. In the first nine months of 2004, we also incurred severance costs of approximately $0.3 million, primarily due to the termination of executive officers.
     Interest Expense. Interest expense increased approximately $0.6 million, or 18.4%, from $2.9 million in the first nine months of 2004 to $3.5 million in the first nine months of 2005, primarily due to an increase in weighted average borrowings and higher interest rates. Our weighted average borrowings increased from $53.5 million during the first nine months of 2004 to $56.2 million for the first nine months of 2005. Our weighted average interest rate increased from 5.5% for the first nine months of 2004 to 6.6% for the first nine months of 2005. As a result of an amendment to our credit agreement that was effective on March 29, 2005, we expect our weight average interest rate will continue to increase due to contractual increases set forth in our amended credit agreement as discussed under the caption “Capital Resources”.
     Gain (loss) on Sale of Assets. For the first nine months of 2005, we recognized a gain on sale of assets of $0.7 million primarily related to the sale of a 7.5 acre parcel of land and certain equipment used for plastic injection molding and sheet metal fabrication. The 7.5 acre parcel of land was sold for $0.8 million and a $0.2 million gain was recognized. The plastic injection molding equipment was sold for $0.2 million and resulted in a gain on the sale of $0.2 million; and the sheet metal fabrication equipment was sold for $1.8 million and resulted in a gain on the sale of $0.2 million.
     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that are traded on NASDAQ in exchange for our fully-reserved receivable. These securities were classified as “trading securities” which results in the recognition of unrealized gains and losses in our statements of operations. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of the third quarter of 2004, which resulted in an unrealized loss of $0.4 million. In March 2005, we sold these securities and recorded cash proceeds of $0.3 million and an additional unrealized loss of $0.1 million for the first quarter of 2005.
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash provided by operating activities in the first nine months of 2005 was $10.9 million, compared with net cash used by operating activities of $27.8 million in the first nine months of 2004. The difference between our net loss of $11.5 million in the first nine months of 2005 and $10.9 million of positive operating cash flow was primarily attributable to a decrease in inventories of $16.2 million, a decrease in trade receivables of $1.7 million, $6.1 million of depreciation and amortization expense, and an increase in other liabilities of $0.4 million, partially offset by a decrease in accounts payable of $2.4 million. Inventories and receivables decreased in the first nine months of 2005 primarily due to lower working capital requirements associated with a significant decrease in our net sales. For the first nine months of 2004, operating activities used $27.8 million of cash, primarily due to higher inventories and receivables that were required to support a significant increase in net sales that occurred in 2004
     During 2004 and 2005, we accepted some orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible in the borrowing base calculation under our credit agreement with Citibank.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 55 days for the third quarter of 2005, compared to 39 days for the third quarter of 2004. Days sales outstanding were lower in the third quarter of 2004 because Applied Materials was a major customer that took advantage of accelerated payment terms in 2004.
     Inventories decreased 20.5% to $63.0 million at October 2, 2005, compared to $79.2 million at December 31, 2004. For the third quarter of 2005, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.1 million for the third quarter of 2004 and $0.3 million for the third quarter of 2005, divided by quarter-end inventories) amounted to 4.7 times per year compared to 5.7 times per year for the comparable period in 2004. The termination of our business relationship with Applied Materials was primarily responsible for the decrease in inventory turns for the third quarter of 2005, since we had no sales to this customer during this period and we have approximately $18 million of inventories that are subject to litigation. Due to this ongoing dispute, we do not expect that our inventory turns will improve significantly for the remainder of 2005.
     Cash Flows from Investing Activities. Net cash provided by investing activities in the first nine months of 2005 was less than $0.1 million compared with net cash used by investing activities of $4.7 million in the first nine months of 2004. Investing cash flows for the first nine months of 2005 totaled $3.3 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and payments totaling $1.9 million, primarily for manufacturing equipment and leasehold improvements for our new facility in Mexico. Our cash outflows for investing activities were offset by $3.3 million of proceeds consisting of $0.8 million from the sale of a 7.5 acre parcel of land, $2.0 million from the sale of equipment used for plastic injection molding and sheet metal fabrication, and $0.5 million from the sale-leaseback of certain manufacturing equipment.
     Investing cash flows for the first nine months of 2004 consist of the payment of $2.1 million of contingent consideration for the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.4 million for the acquisition of a business, and $2.2 million for other capital expenditures.
     Cash Flows from Financing Activities. Net cash used by financing activities for the first nine months of 2005 was $10.9 million, compared with net cash provided by financing activities of $32.5 million for the first nine months of 2004. Financing cash flows for the first nine months of 2005 reflect the net repayment of debt of $9.9 million, payment of $0.4 million of debt issuance costs associated with an amendment to our revolving credit agreement, and a decrease in outstanding checks in excess of cash balances of $0.6 million.
     Financing cash flows for the first nine months of 2004 reflect net borrowings under our revolving line of credit of $27.6 million. During the first nine months of 2004, an increase in outstanding checks in excess of cash balances of $6.7 million contributed positively to cash flows from financing activities. During the first nine months of 2004, the Company also paid debt issuance costs of $1.8 million related to our revolving credit agreement.
     Contractual Obligations. The following table summarizes our contractual obligations as of October 2, 2005:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending September 30:
2006	$49.6	$4.1	$29.2	$0.7	$83.6
2007	—	3.4	0.3	0.1	3.8
2008	—	1.9	0.1	—	2.0
2009	—	1.1	—	—	1.1
2010	—	0.6	—	—	0.6
After 2010	—	0.3	0.3	—	0.6

	$49.6	$11.4	$29.9	$0.8	$91.7

(1)	Our revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement.

(2)	Includes an aggregate of $1.2 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at October 2, 2005. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 88% of the deliveries under outstanding purchase orders are expected to be received in the fourth quarter of 2005. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Consists of $0.8 million payable under agreements for the acquisition of capital assets.
     Capital Resources. Our working capital at October 2, 2005 totaled $12.8 million compared to $17.2 million at December 31, 2004. At October 2, 2005, the borrowing base under our $75.0 million revolving credit facility with Citibank would have supported borrowings up to $64.6 million, and we had outstanding borrowings of $49.6 million and an outstanding letter of credit for $0.1 million under this credit facility. Accordingly, as of October 2, 2005, we had unused availability of $14.9 million after deducting outstanding borrowings and the letter of credit. The borrowing base calculation under the credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. The credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings.
     On July 7, 2004, we entered into an amended credit agreement with Citibank and Congress Financial Corporation. The maximum borrowings permitted under the amended credit agreement are $75.0 million and the maturity date is July 7, 2008. The amended credit agreement includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance. Accordingly, the entire outstanding principal balance is classified as a current liability in our consolidated balance sheets.
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
     In order to ensure the continuing availability of funding under our credit facility, we are required to comply with a covenant for earnings before interest, taxes, depreciation and amortization (“EBITDA”) discussed below. When the aggregate value of assets included in the borrowing base does not exceed outstanding borrowings by at least $15.0 million, the amended credit agreement provides that a more stringent EBITDA covenant must be complied with, and the more stringent covenant has been in effect since January 2005. We would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005 but, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005.
     We have complied with the amended EBITDA covenant through October 2, 2005. However, if we violate the EBITDA covenant in the future, there can be no assurance that the lenders would waive our noncompliance. In these circumstances, the lenders could elect to withdraw the credit facility, which would have a material adverse effect on our liquidity and financial condition, resulting in the need to seek other sources of financing.
     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied was a customer of Suntron and its predecessors for over ten years. During the past two years we intensified our efforts to recover costs incurred for excess and obsolete inventories. In October 2004, Applied notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied’s representations, in addition to other business losses. On January 14, 2005, Applied filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied’s Complaint seeks to establish that the dispute should be resolved in California and that it is not liable for Suntron’s inventory costs. Applied seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas litigation.
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
     We continue to evaluate sales forecasts in relation to our operations, and many restructuring actions were taken in 2002 and 2003 to position us for improved operating results in 2004. While we did achieve profitable operations in the second and third quarters of 2004, these are the only periods for which we have achieved profitable operations since Suntron was formed in the first quarter of 2002. In response to the lower sales for the first nine months of 2005 compared to 2004 and our expectation that net sales will also be lower for the fourth quarter of 2005 compared to 2004, we have taken actions to reduce operating costs and further reductions will likely be initiated in the fourth quarter of 2005. We have also sold certain non strategic assets and have taken steps to improve our cash payment cycle in our efforts to maintain adequate liquidity to manage our business.
          Our borrowing availability increased from $14.5 million at December 31, 2004 to $14.9 million as of October 2, 2005. Despite this relatively small change, several events have had significant positive and negative impacts on our borrowing availability during the first nine months of 2005. While we generated positive operating cash flow of $10.9 million for the first nine months of 2005, the principal application of these funds was to repay $9.5 million of borrowings under our revolving line of credit. This $9.5 million principal reduction, combined with a reduction in outstanding letters of credit of $1.3 million and the $5.0 million participation by an affiliate of our major stockholder, had an aggregate favorable impact on our borrowing availability of $15.8 million; however, these amounts were offset by reductions totaling $15.4 million in the value of collateral included in our borrowing base.
          This large reduction in the value of assets included in our borrowing base was caused by: (i) the sale of inventories and collection of receivables, which contributed to our positive operating cash flow but are then eliminated from our borrowing base, (ii) the elimination of all inventories related to Applied Materials from the borrowing base, and (iii) lower advance rates for real estate and equipment that became effective on January 1, 2005 and July 1, 2005 as set forth in the amended credit agreement.
          We have received substantial orders from an existing customer that specify deliveries in the first quarter of 2006; however, a significant portion of the receivables from these orders may be excluded from our borrowing base since they would exceed “customer concentration” limits defined in the amended credit agreement. Despite recent improvements in our borrowing availability, we believe that our revolving credit agreement may be inadequate to fund working capital requirements in 2006. We are addressing this deficiency on several fronts including the following:
•	We are working with our customer to establish faster payment terms to minimize the amount of receivables outstanding during 2006. We have also commenced discussions with our lenders to provide a higher customer concentration limit for this customer.

•	In July 2005 we began seeking a buyer for our largest facility in Sugar Land, Texas. While we believe it may take more than a year to find a buyer for this building, we determined that the sale could solve two issues: (i) the sale would reduce our debt and interest costs and may have a favorable impact on our ability to successfully refinance our debt, and (ii) it would provide alternatives to consolidate our manufacturing footprint and thereby reduce fixed costs and improve capacity utilization.

•	Even though our revolving credit agreement does not expire until July 2008, customer concentration limits and future scheduled reductions in the advance rates for machinery, equipment and real estate make this facility unattractive to fund our planned activities through the maturity date. Accordingly, we have commenced discussions with other lenders about replacing this credit agreement with an alternative facility.

•	In addition to an alternative credit facility, we are also pursuing subordinated debt or equity financing in order to further increase our available capital resources to fund future operations, growth opportunities and potential acquisitions.
          There can be no assurance about the likelihood of success in completing the above actions.
          EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended September 26, 2004 and October 2, 2005 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. Our lenders modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our credit agreement:

	For the Quarter Ended:
	September 26	October 2,
	2004	2005
	(Dollars in Millions)
Net income (loss)	$0.1	$(1.5)
Income tax expense	—	—
Interest expense	1.0	1.2
Depreciation and amortization	2.5	1.9

EBITDA per “traditional” definition	3.6	1.6
Restructuring costs (A)	0.3	0.4
Other charges (B)	0.1	0.3

EBITDA per credit agreement definition	$4.0	$2.3

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
          In order to remain in compliance with the EBITDA covenant under the amended credit agreement, our EBITDA (as defined in the credit agreement) for the year 2005, must be no less favorable than break-even for the four preceding fiscal quarters. Furthermore, due to the reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant that will be effective for the remainder of the year ending December 31, 2005. Under the amended covenant, if the average value of assets included in the borrowing base does not exceed average outstanding borrowings by at least $10.0 million for each of the first two fiscal months of a quarter, and at least $12.5 million for the third fiscal month of each quarter, then a more stringent EBITDA calculation is required for that month (referred to as a “Reduced Liquidity Month”). The amended covenant for a Reduced Liquidity Month in 2005 requires minimum rolling three-month EBITDA calculations ranging from negative $2.3 million for the three-months ended April 3, 2005 to positive $1.8 million for the three-months ended December 31, 2005. As discussed above, we were subject to the more stringent EBITDA calculation beginning in January 2005 and we complied with the covenant for each of the fiscal months for the quarter ended October 2, 2005.
Impact of Recently Issued Accounting Standards
     Share-Based Payment. In December 2004, the Financial Accounting Standards Board issued Statement No. 123R, “Share-Based Payment.” This statement is a revision to Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement No. 123R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee stock options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will adopt Statement No. 123R in the first quarter of 2006.
     We intend to use the “modified-prospective” transition method when we adopt Statement No. 123R. Under the modified-prospective method, we will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures will continue to be required for periods prior to the adoption date. We believe the impact of adopting this new standard on our future results of operations would require approximately $1.0 million of incremental unvested compensation cost that will be recognized as an expense in our Consolidated Statements of Operations. In addition to these amounts, we will also recognize additional compensation cost related to new stock options and other share-based payments that are granted in the future.

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
          As of October 2, 2005, we had outstanding bank debt of approximately $49.6 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance business acquisitions, capital expenditures, or for other purposes.
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
          Between 2001 and 2005, our net sales have fluctuated from a low of $74.8 million in the second quarter of 2003 to a high of $197.9 million in the first quarter of 2001. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably since it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
          A significant percentage of our net sales are generated from the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical sectors of the electronics industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these sectors are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these sectors of the electronics industry results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.
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
          A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2004, Honeywell and Applied accounted for 21% and 25%, respectively, of our net sales. For the first nine months of 2005, Honeywell accounted for 27% of our net sales.
          Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on market conditions in the industry sectors in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. In the fourth quarter of 2004, Applied informed us that they planned to transition substantially all of their business with us to alternative contract manufacturers and by January 2005 this transition was substantially complete. Accordingly, this transition adversely impacted our results of operations for the first nine months of 2005.
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
          Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors attesting to these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the December 31, 2007 deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. Failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our stock price.
Our stock is traded on the Nasdaq SmallCap Market and if we are unable to sustain compliance with their listing requirements this could adversely impact our ability to use the capital markets to raise additional capital and the ability of our shareholders to efficiently sell their shares of our common stock.
          On August 23, 2005, we received a Nasdaq Staff Determination indicating that we failed to satisfy the Marketplace Rule 4450(a)(2) (the “Rule”), which is a requirement for continued listing on the Nasdaq National Market, because we had not maintained a minimum market value of publicly held shares of $5.0 million. We applied to transfer the listing of our common stock to the Nasdaq SmallCap Market and our application was accepted. Our stock is currently being traded on the Nasdaq SmallCap Market, however there can be no assurance that we will continue to meet the listing requirements which include a minimum bid price of $1.00 per share.
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
          Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the NASDAQ exchange has been approximately 8,000 shares per day compared to 27,415,221 issued and outstanding shares as of October 2, 2005. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
          Thayer-Blum owns approximately 90% of our common stock, and nine of our twelve directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our public stockholders.
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
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     On September 9, 2005, the Company held its annual meeting of stockholders to vote on the election of four directors, each for a term of three years. The shareholders voted in favor of election of four directors, with the following votes cast:

Name	For	Withhold
Allen S. Braswell, Jr.	27,148,522	8,477
James J. Forese	27,099,012	57,987
Jesse Hermann	27,149,435	7,564
Hargopal (Paul) Singh	27,097,720	59,279
Item 5. Other Information
     On November 8, 2005, Jeffrey W. Goettman, James C. Van Horne, and Jesse Hermann resigned from the Board of Directors of Suntron Corporation (the “Company”). Mr. Goettman had served as the Company’s Chairman of the Board and on the Nominating/Corporate Governance Committee and the Compensation Committee. Professor Van Horne had served as the Chairman of the Audit Committee and Mr. Hermann was a member of the Audit Committee. On that same day, the Company’s Board elected Kurt D. Grindstaff and Scott D. Rued to serve as members of the Board of Directors of the Company. Mr. Grindstaff will succeed Professor Van Horne as Chairman of the Audit Committee. Ivor Evans, the Company’s Vice Chairman, was elected by the Board to succeed Mr. Goettman as Chairman.
     Mr. Grindstaff has performed financial consulting services since 1999, primarily for clients engaged in financial services industries. Until September 1998, he served in various executive capacities during his 17-year tenure with The Seven Up Bottling Company of St. Louis, including as President, Executive Vice President, Chief Operating Officer and Senior Vice President of Finance. Mr. Grindstaff is a Certified Public Accountant.
     Since September 2003, Mr. Rued has served as a Managing Partner of Thayer Capital Partners (“Thayer”). Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“HCI”) from May 2001 to August 2003. From January 1994 through April 2001, Mr. Rued served as Executive Vice President and Chief Financial Officer of HCI and from June 1989 through 1993 he served as Vice President-Finance and Corporate

Development. Mr. Rued also serves as the Chairman of the Board of Directors for both Commercial Vehicle Group, Inc. and Dura Automotive Systems, Inc.
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.12	Amendment No. 2 to Second Amended and Restated Credit Agreement

Exhibit 10.13	Amendment No. 3 to Second Amended and Restated Credit Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION

(Registrant)

Date: November 14, 2005	/s/ Hargopal Singh

Hargopal Singh
Chief Executive Officer

Date: November 14, 2005	/s/ James A. Doran

James A. Doran
Chief Financial Officer