Form 10-K
period 2005-12-31
SUNTRON CORP
filed 2006-03-31
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq SmallCap Market
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule 12b-2.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company as defined in Exchange Act Rule 12b-2. Yes ☐ No ☑
     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant, computed as of July 1, 2005, was $2.6 million. This amount is based on 2,608,000 shares held by non-affiliates. For purposes of this computation, all current officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of February 28, 2006, there were outstanding 27,468,321 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated by Reference
None

SUNTRON CORPORATION
ANNUAL REPORT ON FORM 10-K

Statement Regarding Forward-Looking Statements
     This report on Form 10-K contains forward-looking statements regarding future events or our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity and anticipated cash needs and capital resources; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue, profitability, the ability to meet cost estimates and achieve the expected benefits associated with past and future restructuring activities; trends affecting our growth; sufficient liquidity or financing at terms satisfactory to the company; and the business and economic risks described herein under Item 1A, “Risk Factors.”

PART I
ITEM 1. BUSINESS
Overview
     Suntron Corporation delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services, or EMS, industry. We provide design and value engineering services, quick-turn prototype, materials management, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes (referred to as “low volume, high mix and complex system integration”). Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability all the way through material procurement, supply chain management, final assembly, and testing, to reduce our customers’ costs and improve their time to market. We believe our success in the marketplace is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.
Our Services
     Design and Engineering Services. We provide our customers product development, design, and test engineering services. Our design for manufacturability and design for testability reviews allow our engineering group to collaborate with our customers early in the design process to reduce variation, cost, and complexity in new designs. Following completion of the initial design, we also offer design services to assist our customers in taking their product to market. Our support teams work closely with our customers through all stages of product planning and production. Our computer systems feature a computer-aided design capability that allows our engineers to collaborate online with a customer’s engineers when developing and changing product designs.
     Prototype Manufacturing Services. We provide quick-turn prototype manufacturing services that provide customers with 24 hour to 10-day turnaround times. Our prototype manufacturing operations, located in Manchester, New Hampshire and Phoenix, Arizona provide full turnkey solutions to support our customers with new product introduction activities. These services permit our customers to be more competitive by reducing the amount of time required to bring new products to market.
     Materials and Supply Chain Management Services. We consult with our customers and their suppliers early in the component selection process. This early supplier involvement helps ensure an efficient supply stream that focuses not only on cost but also on availability of components and the component life cycle. When material obsolescence affects our customers’ designs, we can provide recommendations on alternative components through our component-engineering group. We have developed innovative material planning relationships with a select group of original equipment manufacturers, or OEMs, in the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment industries. These relationships are supported by sophisticated in-house product design and technical support capabilities. In addition, certain of our customers have extranet access to their product data in order to monitor printed circuit board production quality, board and box-build assembly methods, and product throughput in a real-time environment. Extranet data integrity is maintained by secured access and tailored for the customer’s unique needs. We further complement our offerings by providing full logistics support that allows the final assembly to be shipped directly to the customer’s end user. This supply chain management ability differentiates us as a resource in enhancing customers’ cost-efficiency and time-to-market.
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
Customers
     Suntron focuses on serving OEMs in industries that have high-mix requirements. Sales to Honeywell International, Inc. (“Honeywell”) represented approximately 25% and four other customers comprised an aggregate of 27% of our net sales for 2005. See Item 1A — “Risk Factors — We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.” The following table presents Suntron’s net sales by market sector for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Aerospace and defense	33%	24%	30%
Industrial	25%	25%	29%
Semiconductor capital equipment	24%	39%	22%
Networking and telecommunications	15%	9%	15%
Medical equipment	3%	3%	4%

Total	100%	100%	100%

Sales and Marketing
     Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers’ key personnel.
     We continue to focus our sales and marketing efforts on the following market sectors: (1) aerospace and defense, (2) industrial, (3) semiconductor capital equipment, (4) networking and telecommunications, and (5) medical equipment. This approach facilitates sales personnel specialization within related product groupings and permits sales representatives to develop a high degree of technical expertise.
     Our sales strategy is to target (1) technology companies with minimal manufacturing capabilities that require “one-stop shopping” service in rapidly evolving sectors and (2) OEMs in our target markets that require the outsourcing services in which we specialize. Our ability to provide complete manufacturing services and solutions that support the entire life cycle of complex products, coupled with our unique focus on the underserved high-mix needs of our customers, differentiates us from other EMS providers.
     We supplement the efforts of our sales force in the marketing of our services with various marketing communication activities.
Backlog
     Although we obtain firm purchase orders from our customers, OEM customers typically do not place firm orders for delivery of products more than 30 to 90 days in advance. We do not believe that the backlog of expected product sales covered by firm purchase orders is a meaningful measure of future sales because customers may reschedule or cancel orders.
Suppliers
     We use numerous suppliers of electronic components and other materials for our operations. From time to time, some components we use have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. See Item 1A — “Risk Factors — We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which could cause us to delay shipments to customers.” We attempt to mitigate the risks of component shortages by working with customers to delay delivery schedules or by working with suppliers to provide the needed components using just-in-time inventory programs.
Competition
     The EMS industry is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources. Many of our competitors are more established in the industry and have substantially greater financial, manufacturing, or marketing resources than we do. Certain of our competitors have broader geographic presence than we do, including manufacturing facilities in Asia, Europe, and South America. We believe that the principal competitive factors in our targeted market are quality, reliability, ability to meet delivery schedules, price, technological sophistication, and geographic location. We also face competition from current and potential customers, which are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products.
Governmental Regulation
     Our operations are subject to certain federal, state, and local regulatory requirements relating to environmental, waste management, and health and safety matters, and there can be no assurance that significant costs and liabilities will not be incurred in complying with those regulations or that past or future operations will not result in exposure to injury or claims of injury by employees or the public. To meet various legal requirements, we have modified our circuit board cleaning processes to utilize only aqueous (water-based) methods.
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
     We periodically generate and temporarily handle limited amounts of materials that are considered hazardous waste under applicable law. We engage independent contractors for the off-site disposal of these materials. See Item 1A — “Risk Factors — Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.”
Employees
     As of February 28, 2006, we had approximately 1,500 full-time equivalent employees As of the same date, we also engaged the full-time services of approximately 200 temporary laborers through employment agencies. None of our employees are subject to a collective bargaining agreement. Our management team believes that the relationship with our employees is good.
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

ITEM 1A. RISK FACTORS
     An investment in our common stock involves a high degree of risk. You should carefully consider the factors described below, in addition to those discussed elsewhere in this report, in analyzing an investment in our common stock. If any of the events described below occur, our business, financial condition, and results of operations could likely deteriorate, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to stockholders, future press releases, other SEC filings, or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”
Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.
     As of December 31, 2005, we had outstanding bank debt of approximately $47.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance capital expenditures, business acquisitions, or for other purposes.
        Significant levels of debt could have negative consequences. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal repayment requirements, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if our revenues decrease;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs; and

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry if we are unable to borrow additional funds to upgrade our equipment or facilities.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
        We may need to raise additional funds for the following purposes:
•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.
If such funds are not available when required or on acceptable terms, our business and financial results could deteriorate.
We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.
     Over the past five years, our net sales have fluctuated from a low of $74.8 million in the second quarter of 2003 to a high of $197.9 million in the first quarter of 2001. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: 1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and 2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
     Our business is heavily dependent on the EMS industry, which is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc; Flextronics International Ltd.; Jabil Circuit, Inc.; Pemstar, Inc.; Plexus Corp.; Sanmina-SCI Corporation; SMTC Corporation; Solectron Corporation; Sypris Electronics, LLC; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing, or marketing resources than we do. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, many of our competitors have a broader geographic presence, including manufacturing facilities in Asia, Europe, and South America.
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
     Our net sales are generated from the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical sectors of the EMS industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these sectors are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these sectors of the EMS industry typically results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.
We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.
     A small number of customers are responsible for a significant portion of our net sales. For the years ended December 31, 2004 and 2005, Honeywell accounted for 21% and 25%, respectively, of our net sales.
     Our customer concentration could increase or decrease depending on future customer requirements, which will depend in large part on business conditions in the market sectors in which our customers participate. The loss of one or more major customers or a decline in sales to our major customers could significantly harm our business and results of operations. If we are not able to expand our customer base, we will continue to depend upon a small number of customers for a significant percentage of our sales. There can be no assurance that current customers will not terminate their manufacturing arrangements with us or significantly change, reduce, or delay the amount of manufacturing services ordered from us.

     In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. If one or more of our significant customers were to become insolvent or were otherwise unable to pay for our services, our results of operations could deteriorate substantially.
Our financial condition could suffer if we fail to obtain a sufficient award in pending litigation.
     In December 2004 and February 2005, we filed lawsuits in Texas and California that seek, through the enforcement of contractual provisions or based upon tort theories, to recover in excess of $20 million of costs incurred for excess and obsolete inventories; additional charges for carrying costs, warehousing costs, cancellation charges, and employee termination costs; plus punitive damages, interest and legal fees. Although we are vigorously pursuing our claims, this litigation is in a very early stage and we cannot predict the outcome. If we are not able to obtain a sufficient award to recover the carrying value of these inventories, our business, operating results, and financial condition could be adversely impacted.
Our customers may cancel their orders, change production quantities, or delay production.
     EMS providers must provide increasingly rapid product turnaround for their customers. We generally do not obtain firm, long-term purchase commitments from our customers, and we expect to continue to experience reduced lead-times for customer orders. Customers may cancel their orders, change production quantities, or delay production for a number of reasons. Cancellations, reductions, or delays by a significant customer or by a group of customers could seriously harm our results of operations. When customer orders are changed or cancelled, we may be forced to hold excess inventories and incur carrying costs as a result of delays, cancellations, or reductions in orders or poor forecasting by our key customers.
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
     In addition, the EMS industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies may require us to make significant capital investments.
Operating in foreign countries exposes us to increased risks that could adversely affect our results of operations.
     We have had operations in Mexico since 1999 and we may in the future expand into other foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:
•	economic or political instability;

•	transportation delays and interruptions;

•	increased employee turnover and labor unrest;

•	incompatibility of systems and equipment used in foreign operations;

•	foreign currency exposure;

•	difficulties in staffing and managing foreign personnel and diverse cultures; and

•	less developed infrastructures.
     In addition, changes in policies by the United States or foreign governments could negatively affect our operating results due to increased duties, increased regulatory requirements, higher taxation, currency conversion limitations, restrictions on the transfer of funds, the imposition of or increase in tariffs, and limitations on imports or exports. Also, we could be adversely affected if our host countries revise their policies away from encouraging foreign investment or foreign trade, including tax holidays.
If we are unsuccessful in managing future opportunities for growth, our results of operations could be harmed.
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
     We have experienced large variations in our quarterly results of operations, and we may continue to experience significant fluctuations from quarter to quarter. Our results of operations are affected by a number of factors, including:
•	timing of orders from and shipments to major customers;

•	mix of products ordered by major customers;

•	volume of orders as related to our capacity at individual locations;

•	pricing and other competitive pressures;

•	component shortages, which could cause us to be unable to meet customer delivery schedules;

•	our ability to minimize excess and obsolete inventory exposure;

•	our ability to manage the risks associated with uncollectible accounts receivable;

•	our ability to manage effectively inventory and fixed asset levels; and

•	timing and level of goodwill and other long-lived asset impairments.
We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which could cause us to delay shipments to customers.
     We are dependent on certain suppliers, including limited and sole source suppliers, to provide critical electronic components and other materials for our operations. At various times, there have been shortages of some of the electronic components we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. For example, from time to time, some components we use, including semiconductors, capacitors, and resistors, have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. Such shortages have disrupted our operations in the past, which resulted in incomplete or late shipments of products to our customers. Our inability to obtain any needed components during future periods of allocations could cause delays in shipments to our customers. The inability to make scheduled shipments could in turn cause us to experience a shortfall in revenue. Component shortages may also increase our cost of goods sold due to premium charges we may pay to purchase components in short supply. Accordingly, even though component shortages have not had a lasting negative impact on our business, component shortages could harm our results of operations for a particular fiscal period due to the resulting revenue shortfall or cost increases and could also damage customer relationships over a longer-term period.

We depend on our key personnel and may have difficulty attracting and retaining skilled employees.
     Our future success will depend to a significant degree upon the continued contributions of our key management, marketing, technical, financial, accounting, and operational personnel. The loss of the services of one or more key employees could have a material adverse effect on our results of operations. We also believe that our future success will depend in large part upon our ability to attract and retain additional highly skilled managerial and technical resources. Competition for such personnel is intense. There can be no assurance that we will be successful in attracting and retaining such personnel. In addition, recent and potential future facility shutdowns and workforce reductions may have a negative impact on employee recruiting and retention.
Our manufacturing processes depend on the collective EMS industry experience of our employees. If these employees were to leave and take this knowledge with them, our manufacturing processes may suffer and we may not be able to compete effectively.
     We have no patent or trade secret protection for our manufacturing processes and we generally do not enter into non-compete agreements with our employees. We rely on the collective experience of our employees to ensure that we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of employees involved in our business were to leave our employment and we are not able to replace these people with new employees with comparable experience, our results of operations may deteriorate. As a result, we may not be able to continue to compete effectively.
Our failure to comply with the requirements of environmental laws could result in fines and revocation of permits necessary to our manufacturing processes.
     Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions, and hydrochloric acid solutions containing palladium; waste water that contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We have not incurred significant costs related to compliance with environmental laws and regulations, and we believe that our operations comply with all applicable environmental laws. However, any material violations of environmental laws by us could subject us to revocation of our effluent discharge and other environmental permits. Any such revocations could require us to cease or limit production at one or more of our facilities. Even if we ultimately prevail, environmental lawsuits against us could be time consuming and costly to defend.
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
     We completed two business combinations in 2002 and one each in 2003 and 2004, and we anticipate that we will seek to identify and acquire additional suitable businesses in the EMS industry. The long-term success of recent business combinations will depend on our ability to unite the business strategies, human resources, and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources could result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.
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
     Accordingly, we may experience problems in integrating the operations associated with any future acquisition. We therefore cannot provide assurance that any future acquisition will result in a positive contribution to our results of operations. In particular, the successful combination with any businesses we acquire will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any business acquired, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm our ability to realize the anticipated benefits of any future acquisition. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, significant inventory write-offs, and the creation of goodwill or other intangible assets that could result in increased impairment or amortization expense.
Failure to maintain an effective system of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could inhibit our ability to accurately report our financial results and have a material adverse impact on our business and stock price.
     Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have commenced documentation of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective December 31, 2007, we will be required to provide a report that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on both management’s assessment as to whether we maintained effective internal control over financial reporting and on the effectiveness of our internal control over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the December 31, 2007 deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our stock price.
Our stock is traded on the Nasdaq SmallCap Market and if we are unable to sustain compliance with their listing requirements this could adversely impact our ability to use the capital markets to raise additional capital and our stockholders may be unable to efficiently sell their shares of our common stock.
     During 2005 we were unable to comply with Nasdaq’s requirements for continued listing on the Nasdaq National Market. We applied to transfer the listing of our common stock to the Nasdaq SmallCap Market and our stock is currently being traded on the Nasdaq SmallCap Market. There can be no assurance that we will continue to meet the listing requirements of the Nasdaq SmallCap market, including the requirement to maintain a minimum bid price of $1.00 per share. If we are unable to sustain compliance with their listing requirements this could adversely impact our ability to use the capital markets to raise additional capital and our stockholders may be unable to efficiently sell their shares of our common stock.
Our stock price may be volatile, and our stock is thinly traded, which could cause investors to lose all or part of their investments in our common stock.
     The stock market may experience volatility that has often been unrelated to the operating performance of any particular company or companies. If market sector or industry-based fluctuations continue, our stock price could decline regardless of our actual operating performance, and investors could lose a substantial part of their investments. Moreover, if an active public market for our stock is not sustained in the future, it may be difficult to resell our stock.
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to 27,415,221 issued and outstanding shares as of December 31, 2005. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and six of our ten directors are representatives of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     The following table describes locations where our material operations are conducted as of March 30, 2006.

	Year Acquired/	Approximate Size	Owned/
Location	Opened	(Square Feet)	Leased	Primary Use
Sugar Land, Texas (1)	2000	248,000	Leased	Manufacturing
Phoenix, Arizona	1999	99,000	Leased	Manufacturing/
				Headquarters
Lawrence, Massachusetts	2001	73,000	Leased	Manufacturing
Olathe, Kansas	2002	49,000	Leased	Manufacturing
Garner, Iowa	2002	40,000	Leased	Manufacturing
Newberg, Oregon	1998	65,000	Leased	Manufacturing
Tijuana, Mexico	2005	78,000	Leased	Manufacturing
Manchester, New Hampshire	1998	19,000	Leased	Manufacturing

(1)	On March 30, 2006, we sold our building which consisted of 488,000 square feet and subsequently leased back approximately 223,000 square feet of the facility under a seven-year lease and 25,000 square feet under a one-year lease, with an unrelated third party.
     We lease a 45,000 square foot facility in Phoenix that is not shown in the table above since we exited it in February 2004. We are actively marketing this facility to locate a sublease tenant; however real estate conditions have been weak in the area. This lease expires in July 2007. We believe our facilities are in good condition and that our current capacity is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
     Suntron Corporation and Suntron GCO, L.P. v. Applied Materials, Inc. In December 2004, we filed a complaint in the 268th Judicial District Court of Fort Bend County, Texas (the “Texas Complaint”) against Applied Materials. On February 25, 2005, we amended the Texas Complaint. The Texas Complaint sets forth our claim for reimbursement of amounts in excess of $20 million that we believe Applied Materials is obligated to pay, including costs relating to raw materials, inventory, capital and human resources and other business losses. The Texas Complaint also seeks to recover punitive damages, interest and legal fees. Applied Materials has taken the position that the causes of action asserted in the Texas Complaint are not properly brought in Fort Bend County, Texas. Applied Materials has initiated an original proceeding before the Supreme Court of the State of Texas seeking to have the Fort Bend County action terminated. All briefing in that proceeding has been completed and it is unclear when the Texas Supreme Court will rule. In the interim, discovery is proceeding in the Texas litigation and trial is scheduled for later this year.
     Applied Materials, Inc. v. Suntron Corporation On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California, County of Santa Clara (the “California Complaint”). The California Complaint seeks to establish that the dispute between the parties be resolved in California and that Applied Materials is not liable for the damages sought in the Texas Complaint. Applied Materials seeks attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas litigation.
     We believe that Applied Materials is responsible for the carrying value of these inventories and for other related business losses, and we intend to vigorously prosecute all of our claims. The precise amount or likelihood of recovery cannot be quantified, and no assurances can be given as to the final timing or outcome of this litigation. See Item 1A — “Risk Factors — Our financial condition could suffer if we fail to obtain a sufficient award in pending litigation.” There are no other legal proceedings to which we are a party or to which any of our properties are subject, that we expect to have a material adverse effect on our company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
     ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
     From March 2002 until September 2005, our common stock was listed on the Nasdaq National Market under the symbol “SUNN”. Since September 2005, our common stock has been listed on the Nasdaq SmallCap Market under the same symbol “SUNN”. The following table sets forth the low and high closing sale prices for our common stock for each of the fiscal quarters in 2004 and 2005:

Fiscal Quarter Ended	Low	High
March 28, 2004	$4.45	$8.31
June 27, 2004	$5.18	$9.00
September 26, 2004	$4.01	$6.27
December 31, 2004	$3.00	$5.19
April 3, 2005	$1.96	$3.33
July 3, 2005	$1.00	$2.10
October 2, 2005	$1.04	$1.69
December 31, 2005	$1.05	$1.35
     As of February 28, 2006, there were approximately 627 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq SmallCap Market on February 28, 2006 was $2.54 per share.
Dividends
     Our senior credit facility prohibits the payment of dividends. Suntron has not declared or paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance future operations and expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2005 are derived from our audited consolidated financial statements (including financial statements of our predecessors, EFTC Corporation and K*TEC Electronics Holding Corporation). The consolidated financial statements as of December 31, 2004 and 2005, and for each of the years in the three-year period ended December 31, 2005, and the report of independent registered public accounting firm thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$574,401	$370,797	$313,231	$475,388	$328,730
Cost of goods sold	579,123	398,767	321,599	449,516	311,894

Gross profit (loss)	(4,722)	(27,970)	(8,368)	25,872	16,836
Operating costs and expenses:
Selling, general and administrative expenses	29,619	27,234	22,648	24,361	22,758
Severance, retention, and lease exit costs	228	169	124	1,085	869
Reorganization transaction costs	2,375	312	—	—	—
Related party management and consulting fees	3,750	835	750	750	750
Impairment of long-lived assets	—	21	—	—	—
Goodwill amortization	2,905	—	—	—	—

Operating loss	(43,599)	(56,541)	(31,890)	(324)	(7,541)
Interest expense	(12,217)	(2,568)	(2,696)	(3,982)	(4,703)
Reduction in interest due to settlement of dispute	—	1,029	—	—	—
Gain (loss) on sale of assets	764	(166)	50	(11)	695
Other, net	551	835	248	(140)	207

Loss before income taxes and cumulative effect of change in accounting principle	(54,501)	(57,411)	(34,288)	(4,457)	(11,342)
Income tax benefit (expense)	(20)	276	—	—	—

Loss before cumulative effect of change in accounting principle	(54,521)	(57,135)	(34,288)	(4,457)	(11,342)
Cumulative effect of change in accounting principle	—	(69,015)	—	—	—

Net loss	$(54,521)	$(126,150)	$(34,288)	$(4,457)	$(11,342)

Net loss applicable to common stockholders:
Basic and Diluted	$(55,071)	$(126,150)	$(34,288)	$(4,457)	$(11,342)

Net loss per share applicable to common stockholders- Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(2.29)	$(2.08)	$(1.25)	$(0.16)	$(0.41)
Cumulative effect of change in accounting principle	—	(2.52)	—	—	—

Net loss per share applicable to common shareholders- Basic and Diluted	$(2.29)	$(4.60)	$(1.25)	$(0.16)	$(0.41)

Number of shares used for computation- Basic and Diluted	24,092	27,409	27,409	27,413	27,415

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Other Operating Data:
Computation of EBITDA (a)(b)
Loss before cumulative effect of change in accounting principle	$(54,521)	$(57,135)	$(34,288)	$(4,457)	$(11,342)
Income tax expense (benefit)	20	(276)	—	—	—
Interest expense	12,217	2,568	2,696	3,982	4,703
Reduction in interest under settlement	—	(1,029)	—	—	—
Depreciation and amortization expense	25,064	21,987	22,133	11,199	7,809

EBITDA (a)(b)	$(17,220)	$(33,885)	$(9,459)	$10,724	$1,170

Cash Flow Data:
Cash provided by (used in):
Operating activities	$75,543	$22,779	$(19,768)	$(22,774)	$16,500
Investing activities	(16,772)	(7,779)	(2,805)	(4,521)	(59)
Financing activities	(78,762)	(27,551)	20,978	27,283	(16,396)

	December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Balance Sheet Data:
Total assets	$322,639	$172,216	$154,646	$180,109	$155,349
Total debt	43,830	10,856	34,011	59,128	47,000
Total stockholders’ equity	230,132	104,011	69,949	65,814	54,568
Total invested capital (c)	273,962	114,867	103,960	124,942	101,568

Liquidity Data:
Working capital (d)	$105,530	$50,372	$49,378	$17,153	$33,869

(a)	Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. An EBITDA-based calculation is also used by our lenders in determining compliance with certain financial covenants.

(b)	The primary measure of operating performance is net income (loss). EBITDA should not be construed as an alternative to net income (loss), determined in accordance with U.S. generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. However, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. For example, as discussed in greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K, the calculation of EBITDA in our amended credit agreement with Citibank is different than the calculation of EBITDA shown above.

(c)	Total invested capital represents total debt plus total stockholders’ equity.

(d)	Working capital represents total current assets less total current liabilities. Beginning in 2004, the principal balance under our revolving credit agreement is included in current liabilities due to the existence of a “lockbox” requirement in the amended credit agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes, and the other financial information included in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those results anticipated in these forward-looking statements as a result of certain factors, including those set forth in Part 1, Item 1A, “Risk Factors” and elsewhere in this report.
Overview
     For the year ended December 31, 2005, we experienced significant changes in our business as we implemented cost-containment and restructuring actions in response to the loss of Applied Materials as a major customer in the fourth quarter of 2004. We transitioned from net sales of $115.8 million for the fourth quarter of 2004 to average net sales of $82.2 million for each fiscal quarter in 2005. In order to reduce our cost structure in response to lower net sales in 2005, we incurred restructuring costs of $2.1 million. We incurred a net loss of $11.3 million for 2005; however, the cumulative benefits from the cost-containment and restructuring actions taken during the year resulted in sequential quarterly improvements from a net loss of $6.2 million for the first quarter of 2005 to net income of $0.1 million for the fourth quarter of 2005. Our gross profit increased $6.5 million from $0.5 million for the first quarter of 2005 to $7.0 million in the fourth quarter of 2005. Similarly, our operating income (loss) improved $6.6 million from a loss of $5.4 million for the first quarter of 2005 to operating income of $1.2 million for the fourth quarter of 2005.
     During 2005, we generated operating cash flow of $16.5 million that was primarily applied to reduce our bank debt by $12.1 million. Although our borrowing availability increased by $1.7 million in 2005, our revolving credit agreement provided for continuing reductions in borrowing advance rates that prompted us to begin a search in 2005 to identify a new lender. During 2005, we also sold certain non-strategic assets that resulted in net cash proceeds of $3.4 million and we listed additional assets for sale in an effort to reduce debt and improve our plant capacity utilization. During the first quarter of 2006, we completed the following actions that resulted in a significant reduction in our existing debt:
•	On March 30, 2006, we sold a building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.8 million that we used to repay outstanding debt. We leased back approximately 50% of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the expected benefit from eliminating future interest cost due to the repayment of debt, we also expect to eliminate fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a $10.0 million subordinated Note Purchase Agreement with an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5.0 million if we fail to comply with the financial covenants in our new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	On March 30, 2006, we entered into a new three-year credit facility with US Bank that permits borrowings up to $50.0 million and matures in March 2009. As of March 30, 2006, the principal balance was approximately $24.0 million, and we had unused borrowing availability of approximately $18.0 million.
     We believe the financing actions taken in the first quarter of 2006 will provide adequate liquidity to carry out our planned activities for the next year.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.
Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.
Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.
Results of Operations	This section includes a discussion and analysis of our operating results for 2004 compared to 2005. This section also contains a similar discussion and analysis of our operating results for 2003 compared to 2004.
Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for 2005 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, the potential impact of litigation with Applied Materials on our liquidity and capital resources, compliance with the financial covenant in our debt agreement, and recent actions to sell assets and enter into new debt agreements.

Information About Our Business
     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment market sectors of the EMS industry. We provide design and engineering services, quick-turn prototype, materials management, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. We believe our competitive niche “low volume, high mix and complex system integration” is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.
     Our largest single expenditure is for the purchase of electronic components and our expertise in electronics manufacturing techniques is critical to our ability to provide competitive, quality services. However, in order to fully comprehend our business, it is also important to understand that our customers are engaged in aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, medical equipment products, and many other industries. While our ability to compete with other companies in the EMS industry is important to our long-term success, short-term fluctuations in the demand for our manufacturing services are primarily affected by the economic conditions in the end-market sectors served by our customers. Since more than half of our customers are currently concentrated in three market sectors (aerospace and defense, industrial, and semiconductor capital equipment), the quarterly fluctuations in our net sales can be extremely volatile when these sectors are experiencing either rapid growth or contraction.
     Many of our customers are OEMs that have designed their own products. Our customers request proposals that include key terms such as quality, delivery, and the price to purchase the materials and perform the manufacturing services to make one or more components or assemblies. Generally, the component or assembly that we manufacture is delivered to the customer where it is then integrated into their final product. We determine prices for new business with our customers by obtaining raw material quotes from our suppliers and then estimating the amount of labor and overhead that will be required to make the products.
     Before we begin a customer relationship, we typically enter into arrangements that are intended to protect us in case a customer cancels an order after we purchase the raw materials to fill that order. In these circumstances, the customer is generally required to purchase the materials or reimburse us if we incur a loss from liquidating the raw materials.
     The EMS industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply. In addition, our inventories consist of over 150,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.
     The most common reasons we incur losses related to inventories are due to purchasing more materials than are necessary to meet a customer’s requirements or failing to act promptly to minimize losses once the customer communicates a cancellation. Occasionally, it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. In some cases, our customers may deny responsibility for excess inventories despite the existence of persuasive evidence that the customer was at fault; in these cases we must weigh all alternatives to resolve the dispute, including the possibility of litigation or arbitration. Accordingly, management continually evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring-related obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our consolidated financial statements.
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
     Generally, there are no formal customer acceptance requirements or further obligations related to manufacturing services after shipment; however, if such requirements or obligations exist, then revenue is recognized at the point when the requirements are completed and the obligations fulfilled. If uncertainties exist about whether the customer has assumed the risks and rewards of ownership or if continuing performance obligations exist, we expand our written communications with the customer to ensure that our understanding of the arrangement is consistent with that of the customer before revenue is recognized. In limited circumstances, our customers agree to purchase products but they request that we store the physical product in our facilities. In these circumstances, revenue is only recognized when the terms of the arrangement comply with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering, and other services is recognized as the services are performed.
     Write-Downs for Obsolete and Slow-Moving Inventories. Our judgments about excess and obsolete inventories are especially difficult because (i) hundreds of different components may be associated with a single product we manufacture for a customer, (ii) we make numerous products for most of our customers, (iii) our customers are engaged in diverse industries, (iv) a significant amount of the parts we purchase are unique to a particular customer’s orders and there are limited alternative markets if that customer’s order is canceled, and (v) our customers experience dynamic business environments affected by a wide variety of economic, political, and regulatory factors. This complex environment results in positive and negative events that can change daily and which affect judgments about future demand for our manufacturing services and the amounts we can realize when it is not possible to liquidate inventories through production of finished products.
     We frequently review customer demand to determine if we have excess raw materials that will not be consumed in production. In determining demand we consider firm purchase orders and forecasts of demand submitted by our customers. If we determine that excess inventories exist and that the customer is not contractually obligated for the excess inventories, we make judgments about whether unforecasted demand for those materials is likely to occur or the amount we would likely realize in the sale of this material through a broker or auction. If we determine that future demand from the customer is unlikely, we write down our inventories to the extent that the cost of the inventory exceeds the estimated market value. If we record a write-down to reduce the cost of inventories to market, such write-down is not subsequently reversed.
     If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required in future periods. Likewise, if we underestimate contractual recoveries from customers or future demand, recognition of additional gross profit may be reported as the related goods are sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or the outcome of customer negotiations with respect to the enforcement of contractual provisions could have a significant impact on the value of our inventory and our reported operating results.

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
     Restructuring Activities and Asset Impairments. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently weak in the area in which we are attempting to sublease a closed facility, and we believe our estimates have appropriately considered these conditions.
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
     From time to time, we are also subject to gain contingencies in the ordinary course of our business. Generally, it is not appropriate to record the expected outcome of a gain contingency in our financial statements until it is realized in cash.
     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements for the year ended December 31, 2005, beginning on page F-9 of this Annual Report on Form 10-K.

Overview of Statement of Operations
     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering, and other services are generally recognized as the services are performed. Our sales are recorded net of customer discounts and credits taken or expected to be taken.
     Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges and credits related to manufacturing operations for lease exit costs, severance and retention costs, impairment of long-lived assets, and obsolete and slow moving inventories. Many factors affect our gross profit, including fixed costs associated with plant and equipment capacity utilization, manufacturing efficiencies, changes in product mix, and production volume.
     Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and external sales representatives and marketing costs; insurance expense; depreciation expense related to assets not used in manufacturing activities; bad debt charges and recoveries; professional fees for auditing and legal assistance; and general corporate expenses.
     Severance, retention, and lease exit costs primarily relate to costs associated with the closure of administrative facilities and reductions in our administrative workforce. Severance, retention, and lease exit costs that relate to manufacturing activities are included in cost of goods sold.
     Related party management and consulting fees consist of fees paid to affiliates of our majority stockholder. The services provided under these arrangements consist of management fees related to corporate development activities and consulting services for strategic and operational matters
     Interest expense relates to our senior credit facility and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our credit facility that is not used from time to time.
     Gain (Loss) on sale of assets results from the sale of property, plant, and equipment for net proceeds that are more (less) than the net carrying value of such assets.
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 2003, 2004, and 2005.

	2003	2004	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	102.7%	94.6%	94.9%

Gross profit (loss)	(2.7)%	5.4%	5.1%
Operating costs and expenses:
Selling, general and administrative expenses	7.3%	5.1%	6.9%
Severance, retention, and lease exit costs	—	0.2%	0.3%
Related party management and consulting fees	0.2%	0.2%	0.2%

Operating loss	(10.2)%	(0.1)%	(2.3)%

Comparison of Years Ended December 31, 2004 and 2005
     Net Sales. Net sales decreased $146.7 million, or 30.9%, from $475.4 million for 2004 to $328.7 million for 2005. The decrease in 2005 net sales was primarily attributable to a decrease of $119.5 million in our net sales to Applied Materials, formerly a major customer engaged in the semiconductor capital equipment market sector. The decrease in net sales for 2005 was also due to a $23.2 million reduction in net sales to customers in the industrial market sector.
     Net sales for 2004 and 2005 include approximately $9.2 million and $11.7 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For 2004, Honeywell and Applied Materials accounted for 21% and 25%, respectively, of our net sales. For 2005, Honeywell accounted for 25% of our net sales.
     Gross Profit. Our gross profit was $16.8 million for 2005, a decrease of $9.1 million from $25.9 million in 2004. Gross profit as a percentage of net sales decreased from 5.4% in 2004 to 5.1% in 2005. The decrease in gross profit in 2005 was primarily attributable to the reduction in net sales discussed above combined with our inability to reduce fixed overhead costs in proportion to the decline in net sales. However, we eliminated fixed overhead costs throughout 2005 which contributed to an improvement in our gross profit percentage from 0.5% for the first quarter of 2005 to 8.3% for the fourth quarter of 2005.
     In response to lower sales forecasts compared to the prior year, management took significant restructuring and cost-cutting actions in 2005 to reduce operating costs. In 2005, we incurred restructuring costs of $1.2 million, consisting of $1.0 million for severance costs related to reductions in the manufacturing workforce and the termination of an executive officer, and $0.2 million for lease exit costs associated with the early termination of our Austin warehouse lease. This warehouse was dedicated to our business with Applied Materials and was no longer necessary to support operations after our business relationship terminated. For 2004, restructuring costs related to our manufacturing activities were $0.3 million.
     During 2005 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense related to manufacturing activities declined by approximately $3.3 million in 2005 compared to 2004.
     Inventory write-downs increased $2.2 million from $3.7 million, or 0.8% of net sales, in 2004 to $5.9 million, or 1.8% of net sales, in 2005. The increase in inventory write-downs in 2005 was attributable to several unrelated factors including the renegotiation of a major customer agreement that increases our responsibility for excess and obsolete inventories in exchange for higher selling prices, and higher excess inventory losses related to customers that are either experiencing financial difficulties or have terminated our business relationship. In both 2004 and 2005, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were $22.8 million in 2005, a decrease of $1.6 million, or 6.6%, from $24.4 million in 2004. The decrease in SG&A was primarily attributable to decreases in salaries and benefits of $3.4 million, partially offset by an increase in bad debt expense of $0.7 million and an increase in legal and professional fees of $1.2 million, primarily related to our lawsuit against Applied Materials.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.9 million for 2005, primarily due to severance costs of $0.5 million associated with the termination of an executive officer and other reductions in the administrative workforce. In 2005, we also incurred a lease exit charge of $0.3 million primarily due to a delay in the expected date to obtain a subtenant for our former Phoenix headquarters location. Severance, Retention, and Lease Exit Costs amounted to $1.1 million for 2004, primarily due to a lease exit charge of $0.6 million due to completion of the move of our corporate headquarters into an existing leased facility in Phoenix. In 2004, we also incurred severance costs of approximately $0.4 million, primarily due to the termination of executive officers.

     Interest Expense. Interest expense increased approximately $0.7 million, or 18.1%, from $4.0 million in 2004 to $4.7 million in 2005. The increase in interest expense in 2005 was primarily attributable to higher interest rates, partially offset by a decrease in weighted average borrowings. Our weighted average borrowings decreased from $55.4 million for 2004 to $54.9 million for 2005. Our weighted average interest rate increased from 5.2% for 2004 to 7.0% for 2005.
     Gain (Loss) on Sale of Assets. During 2005, we recognized a gain on sale of assets of $0.7 million, primarily related to the sale of a 7.5 acre parcel of land and certain equipment used for plastic injection molding and sheet metal fabrication. The 7.5 acre parcel of land was sold for $0.8 million and a $0.2 million gain was recognized. The plastic injection molding equipment was sold for $0.2 million and resulted in a gain on the sale of $0.2 million; and the sheet metal fabrication equipment was sold for $1.8 million and resulted in a gain on the sale of $0.2 million.
     Unrealized Loss on Marketable Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that were traded on the Nasdaq SmallCap market in exchange for our fully reserved receivable. These securities were classified as “trading securities” which results in the recognition of unrealized gains and losses in our statements of operations. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed in July 2004 to $0.4 million by the end of 2004, which resulted in an unrealized loss of $0.4 million for 2004. In March 2005, we sold these securities and recorded cash proceeds of $0.3 million and an additional unrealized loss of $0.1 million.
Comparison of Years Ended December 31, 2003 and 2004
     Net Sales. Net sales increased $162.2 million, or 51.8%, from $313.2 million for 2003 to $475.4 million for 2004. The increase in 2004 net sales was primarily attributable to an increase of $107.9 million in our net sales to customers engaged in the semiconductor capital equipment market sector, an increase of $38.8 million for customers in the industrial market sector, and an increase of $10.6 million for customers in the aerospace and defense market sector.
     Net sales for 2003 and 2004 include approximately $8.2 million and $9.2 million, respectively, of excess inventories that were sold back to customers pursuant to contractual provisions of our customer agreements. For 2003, net sales also include the recovery of unauthorized customer discounts of approximately $1.0 million.
     For 2003, Honeywell and Applied Materials accounted for 29% and 18%, respectively, of our net sales. For 2004, Honeywell and Applied Materials accounted for 21% and 25%, respectively, of our net sales.
     Gross Profit (Loss). Our gross profit improved by $34.3 million from a loss of $8.4 million for 2003 to a profit of $25.9 million for 2004. Similarly, gross profit as a percentage of net sales improved from a loss of 2.7% for 2003 to a profit of 5.4% for 2004. The improvement in gross profit for 2004 is primarily attributable to the significant increase in net sales while fixed manufacturing overhead costs remained relatively unchanged.
     In 2003, we incurred restructuring costs related to manufacturing activities of $2.7 million, including $1.3 million of accelerated depreciation due to shortened lives of leasehold improvements, $0.5 million for lease exit costs primarily associated with the consolidation of manufacturing operations in Phoenix, and $0.8 million for severance costs related to terminated employees. In November 2003, we entered into an agreement with the landlord of our leased facility in Fremont, California, whereby we paid $2.7 million as consideration for the early termination of the lease. We incurred additional costs of $0.4 million related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4.7 million due to the extinguishment of the remaining liability. This credit was reflected as a reduction of cost of goods sold since the loss relating to future lease exit costs of the vacated facility that was accrued in 2002 was charged to cost of goods sold. In 2004, we incurred restructuring costs related to our manufacturing activities of $0.3 million.
     During 2004 a significant amount of manufacturing equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for 2004 declined by approximately $10.7 million compared to 2003.

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
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $1.1 million for 2004, primarily due to a lease exit charge of $0.6 million related to the consolidation of our Phoenix corporate headquarters in to an existing leased facility in Phoenix. We also incurred severance costs, primarily related to executive level management changes, of approximately $0.4 million for 2004. During 2003, we incurred total severance, retention and lease exit costs related to administrative activities of $0.1 million.
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
     Unrealized Loss on Marketable Equity Securities. During the third quarter of 2004, a former customer emerged from bankruptcy protection and we received marketable equity securities that were traded on the Nasdaq SmallCap market in exchange for our fully reserved receivable. The trading value of these securities declined from $0.8 million when the bankruptcy plan was confirmed to $0.4 million by the end of 2004, which resulted in an unrealized loss of $0.4 million.
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash provided by operating activities in 2005 was $16.5 million, an improvement of $39.3 million compared to net cash used in operating activities of $22.8 million in 2004. The difference between our net loss of $11.3 million in 2005 and $16.5 million of positive operating cash flow was primarily attributable to a decrease in inventories of $17.2 million, $7.8 million of depreciation and amortization expense, and an increase in accounts payable of $2.8 million. Inventories decreased in 2005 primarily due to lower working capital requirements associated with a significant decrease in our net sales. During 2004, operating activities used $22.8 million of cash, primarily due to higher inventories and receivables that were required to support the significant increase in net sales that occurred in 2004.
     During 2004 and 2005, we accepted some orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible in the borrowing base calculation under our credit agreement.
     Days sales outstanding (based on net sales for the year and net trade receivables outstanding at the end of the year) increased to 57 days for 2005, compared to 39 days for 2004. Days sales outstanding were lower in 2004 primarily because Applied Materials was a major customer that took advantage of accelerated payment terms in 2004.
     Inventories decreased 21.7% to $62.0 million at December 31, 2005, compared to $79.2 million at December 31, 2004. For 2005, inventory turns (cost of goods sold excluding restructuring charges of $1.2 million for 2005 and $0.3 million for 2004, divided by year-end inventories) amounted to 5.0 times per year compared to 5.7 times per year for 2004. The termination of our business relationship with Applied Materials was primarily responsible for the decrease in inventory turns for 2005, since we had insignificant sales to this customer during 2005 and we have approximately $18 million of gross inventories that are subject to litigation.
     Cash Flows from Investing Activities. Net cash used in investing activities in 2005 was $0.1 million compared with net cash used in investing activities of $4.5 million in 2004. Investing cash flows for 2005 totaled $3.4 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and payments totaling $2.0 million, primarily for manufacturing equipment and leasehold improvements for our new facility in Mexico. Our cash outflows for investing activities were offset by $3.4 million of proceeds consisting primarily of $0.8 million from the sale of a 7.5 acre parcel of land, $2.0 million from the sale of equipment used for plastic injection molding and sheet metal fabrication, and $0.5 million from the sale-leaseback of certain manufacturing equipment.
     Investing cash flows for 2004 consist of the payment of $2.1 million of contingent consideration for the 2003 earn-out associated with the acquisition of Trilogic Systems, $0.4 million for the acquisition of a business, and $2.7 million for other capital expenditures. Our 2004 cash outflows for investing activities were partially offset by $0.6 million of cash proceeds from the sale of real estate in Ottawa, Kansas that we exited in 2002.
     Cash Flows from Financing Activities. Net cash used in financing activities for 2005 was $16.4 million, compared with net cash provided by financing activities of $27.3 million for 2004. Financing cash flows for 2005 reflect the net repayment of debt of $12.6 million, payment of $0.6 million of debt issuance costs associated with amendments to our revolving credit agreement, and a decrease in outstanding checks in excess of cash balances of $3.3 million.
     Financing cash flows for 2004 reflect net borrowings under our revolving line of credit of $25.1 million. During 2004, an increase in outstanding checks in excess of cash balances of $4.3 million contributed positively to cash flows from financing activities. During 2004, we also paid debt issuance costs of $2.0 million related to our revolving credit agreement.
     Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2005:

	Revolving	Operating	Purchase
	Credit(1)	Leases (2)	Obligations (3)	Other (4)	Total
		(Dollars in Table are in Millions)
Year ending December 31:

2006	$47.0	$4.3	$38.5	$0.7	$90.5
2007	—	3.2	—	—	3.2
2008	—	1.9	—	—	1.9
2009	—	1.5	—	—	1.5
2010	—	1.1	0.4	—	1.5
After 2010	—	1.1	—	—	1.1

	$47.0	$13.1	$38.9	$0.7	$99.7

(1)	Our revolving credit agreement expires in July 2008 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Effective March 30, 2006, we terminated this credit agreement and obtained a new credit facility with US Bank which has a similar “lockbox” arrangement but expires in March 2009.

(2)	Includes an aggregate of $1.0 million, which has been included in the determination of our liability for lease exit costs that is recorded on our balance sheet at December 31, 2005. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 92% of the deliveries under outstanding purchase orders are expected to be received in the first quarter of 2006. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Consists of $0.7 million payable under agreements for the acquisition of manufacturing equipment.
     Capital Resources. Our working capital at December 31, 2005 totaled $33.9 million compared to $17.2 million at December 31, 2004. The increase in working capital during 2005 was primarily attributable to the reclassification of assets held for sale of $18.8 million. At December 31, 2005, the borrowing base under our revolving credit facility would have supported borrowings up to $63.3 million, and we had outstanding borrowings of $47.0 million and an outstanding letter of credit for $0.1 million under this credit facility. Accordingly, as of December 31, 2005, we had unused availability of $16.2 million after deducting outstanding borrowings and the letter of credit.
     The borrowing base calculation under our credit facility is based on a percentage of eligible receivables and inventories, plus the appraised value of certain real estate and equipment. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. The credit agreement also limits or prohibits us from paying dividends, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. Substantially all of our assets are pledged as collateral for outstanding borrowings. The credit agreement also includes a lockbox arrangement that requires the Company to instruct our customers to remit payments to restricted cash accounts, whereby all available funds are immediately used to pay down the outstanding principal balance. Accordingly, the entire outstanding principal balance is classified as a current liability in our consolidated balance sheets.
     On July 7, 2004, the credit agreement was amended to extend the maturity date until July 7, 2008 and included less stringent covenants for EBITDA for 2004. Prior to July 7, 2004, the Applicable Margin (the premium we are charged in excess of published Base and LIBOR rates) under the credit agreement was 2.50% for Base Rate borrowings and 3.75% for LIBOR Rate borrowings. Under the amended credit agreement, the Applicable Margin was reduced to 0.75% for Base Rate borrowings and 2.75% for LIBOR Rate borrowings.
     In order to ensure the continuing availability of funding under our credit facility, we were required to comply with a covenant for earnings before interest, taxes, depreciation and amortization (“EBITDA”) discussed below. When the aggregate value of assets included in the borrowing base does not exceed outstanding borrowings by at least $15.0 million, the amended credit agreement provided that a more stringent EBITDA covenant must be complied with, and the more stringent covenant has been in effect since January 2005. We would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005 but, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. We complied with the amended EBITDA covenant for each of our fiscal months in 2005. In connection with the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. In addition, we were obligated to pay a commitment fee of 0.5% per annum of the unused portion of the credit facility.
     On August 19, 2005, our lenders agreed to amend the credit agreement to permit an affiliate of our largest stockholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate purchased a $5.0 million interest in the credit facility and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. This $5.0 million participation is subordinated to the lenders rights under the amended credit agreement. As consideration for the participation of our affiliate, the lenders agreed to increase our borrowing availability by $5.0 million and to provide a more favorable customer concentration limit for receivables from a certain customer through 2005. The lenders are required to return the $5.0 million participation payment to our affiliate if we are successful in raising additional subordinated debt or equity proceeds in excess of $5.0 million. The lenders can elect to prepay the $5.0 million participation obligation starting January 1, 2006. Effective January 31, 2006, we entered into an amendment to our credit agreement that provides for a more favorable customer concentration limit for receivables from a significant customer and also delays certain scheduled reductions in advance rates for real estate and equipment from January 1, 2006 until May 15, 2006. Additionally, the affiliate of our largest stockholder agreed to amend the participation agreement to provide an additional $5.0 million to the lenders on January 31, 2006 in exchange for an immediate increase in our borrowing availability of $5.0 million.
     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied Materials) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied Materials was a customer of Suntron and its predecessors for over ten years. During the past two years we intensified our efforts to recover costs incurred for excess and obsolete inventories. In October 2004, Applied Materials notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied Materials had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied Materials’ Complaint seeks to establish that the dispute should be resolved in California and that it is not liable for Suntron’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas litigation.
     Our dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of our inventories. Similar to the process employed for all of our customers, we evaluated excess inventories for Applied Materials on a quarterly basis and write-downs were recognized in the period when we determined that recovery was not appropriate based on the applicable written agreements. We believe that Applied Materials is responsible for the net carrying value of inventories that we purchased on its behalf and we intend to vigorously prosecute all of our claims. No assurances can be made as to the final timing or outcome of the litigation. In connection with this litigation, we currently expect to incur attorneys’ fees and related costs of up to $2.0 million during 2006.
     We continue to evaluate sales forecasts in relation to our operations, and many restructuring actions were taken in 2002 and 2003 to position us for improved operating results in 2004. In the second and third quarters of 2004, we achieved profitable operations for the first time since Suntron was formed in the first quarter of 2002. In response to lower sales for 2005 compared to 2004, we took significant restructuring and cost-cutting actions in 2005. We incurred $2.1 million in restructuring expense, of which $1.2 million is included in cost of goods sold and $0.9 million is included in operating expenses. This restructuring expense was necessary to adjust our cost structure to a level where profitability may be attained in future periods. Despite our net loss of $11.3 million for 2005, our quarterly results showed significant improvement from a net loss of $6.2 million for the first quarter of 2005 to net income of $0.1 million for the fourth quarter of 2005. During 2005, we also generated operating cash flow of $16.5 million and our borrowing availability increased from $14.5 million at December 31, 2004 to $16.2 million as of December 31, 2005.
     Although our borrowing availability increased by $1.7 million in 2005, our revolving credit agreement provided for continuing reductions in borrowing advance rates that prompted us to begin a search in 2005 to identify a new lender. During 2005, we also sold certain non-strategic assets that resulted in net cash proceeds of $3.4 million and we listed additional assets for sale in an effort to reduce debt and improve our plant capacity utilization. During the first quarter of 2006, we completed the following actions that resulted in a significant reduction in our existing debt:
•	On March 30, 2006, we sold a building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.8 million that we used to repay outstanding debt. We leased back approximately 50% of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the expected benefit from eliminating future interest cost due to the repayment of debt, we also expect to eliminate fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a $10.0 million subordinated Note Purchase Agreement with an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5.0 million if we fail to comply with the financial covenants in our new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.
•	On March 30, 2006, we entered into a new three-year credit facility with US Bank that permits borrowings up to $50.0 million and matures in March 2009. As of March 30, 2006, the principal balance under our US Bank credit agreement was approximately $24.0 million, and we have unused borrowing availability of approximately $18.0 million.

     We believe the financing actions taken in the first quarter of 2006 will provide adequate liquidity to carry out our planned activities for the next year.
     EBITDA Financial Covenant Under Previous Credit Agreement. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the years ended December 31, 2004 and 2005 using a “traditional” definition, as well as the calculation pursuant to the definition in our previous revolving credit agreement. Our lenders modified the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our previous credit agreement:

	2004	2005
	(Dollars in Millions)
Net loss	$(4.5)	$(11.3)
Income tax expense	—	—
Interest expense	4.0	4.7
Depreciation and amortization	11.2	7.8

EBITDA per “traditional” definition	10.7	1.2
Restructuring costs (A)	1.4	1.7
Other charges (B)	0.3	1.4

EBITDA per credit agreement definition	$12.4	$4.3

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce. For 2005, approximately $0.4 million of restructuring costs were incurred but are not included in the calculation above since they exceeded the amount permitted under the credit agreement.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
     Due to a reduction in borrowing availability, a more stringent EBITDA covenant first became effective in January 2005. We would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ended December 31, 2005. We complied with the amended EBITDA covenant for each of our fiscal months for the year ended December 31, 2005. Effective March 30, 2006, we terminated this credit facility and entered into a new revolving credit agreement with US Bank, N.A.

Impact of Recently Issued Accounting Standards
     Inventory Cost. In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs”, an amendment of ARB No.43, Chapter 4. This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We will be required to adopt this statement in the first quarter of 2006. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.
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
     We intend to use the “modified-prospective” transition method when we adopt Statement No. 123R. Under the modified-prospective method, we will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures continue to be required for periods prior to the adoption date. We believe the impact of adopting this new standard on our future results of operations will require approximately $0.3 million of incremental unvested compensation cost that will be recognized as an expense in our 2006 Consolidated Statement of Operations and approximately $0.2 million that will be recognized after 2006. In addition to these amounts, we will also recognize additional compensation cost related to new stock options and other share-based payments that are granted in the future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of December 31, 2005, we had a revolving line of credit that provides for total borrowings up to $75.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $75.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.75 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
     The following table, together with the accompanying text, presents certain information, as of February 28, 2006, with respect to each of our executive officers and directors.

Name	Age	Position(s) Held With the Company
Hargopal (Paul) Singh.	55	Chief Executive Officer, President and Director
Thomas B. Sabol.	47	Chief Financial Officer and Director
James A. Doran.	50	Vice President, Chief Accounting Officer, Controller and Secretary
Oscar A. Hager.	51	Vice President of Information Technology and Administration
Allen S. Braswell, Jr.	47	Director
Ivor J. (Ike) Evans.	63	Director and Chairman of the Board
James J. Forese.	69	Director
Kurt D. Grindstaff.	53	Director
Douglas P. McCormick.	37	Director
Jose S. Medeiros.	37	Director
Scott D. Rued.	49	Director
John C. Walker.	44	Director
     Hargopal (Paul) Singh has served as our Chief Executive Officer and President since May 2005 and as a director since June 2005. From July 2004 to May 2005, Mr. Singh was Vice President in charge of our largest manufacturing facility in Sugar Land, Texas. From 1995 until 2003, Mr. Singh was with Pemstar, Inc., an EMS company, where he served on the board for five years and held various Senior Executive positions, including Chief Operating Officer and Executive Vice President - International Operations. From 1979 to 1995, Mr. Singh held senior management positions in major corporations such as Microsoft and IBM and has been actively involved in community and professional societies. Mr. Singh holds a BE Mechanical Engineering from Osmania University, in India and a MS in Industrial Engineering and Management from Oklahoma State University.
     Thomas B. Sabol has served as a director since July 2004 and as Chief Financial Officer since February 2006. From March 2005 to November 2005, Mr. Sabol served as Chief Financial Officer for Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tube products. From December 2004 to March 2005, Mr. Sabol served as Senior Vice President, Finance & Accounting for Wolverine Tube, Inc. Mr. Sabol served as an independent business consultant from January 2004 to November 2004. Previously, Mr. Sabol served as the Executive Vice President and Chief Operating Officer of Plexus Corp., an EMS company, from July 2002 to November 2003 and as the Chief Financial Officer of Plexus from January 1996 to September 2002. Mr. Sabol is a Certified Public Accountant.
     James A. Doran has served as our Vice President, Controller and Chief Accounting Officer since February 2002. Mr. Doran served as our interim Chief Financial Officer from October 2005 to February 2006. Since October 2005, Mr. Doran has also served as our Secretary. Mr. Doran served as EFTC’s Controller from September 1999 to February 2002, and he was a member of EFTC’s Board of Directors from 1993 until 2000. From 1977 through 1999, Mr. Doran was primarily engaged in the practice of public accounting with an emphasis on audits of publicly-held companies. Mr. Doran is a Certified Public Accountant.
     Oscar A. Hager has served as our Vice President of Information Technology and Administration since November 2004. From February 2002 until October 2004, Mr. Hager served as our Vice President of Human Resources. Mr. Hager served as EFTC’s Vice President of Human Resources from November 2000 to February 2002. From April 1999 to October 2000, Mr. Hager was EFTC’s Director of Human Resources for Southwest

Commercial Operations. Prior to joining EFTC, Mr. Hager spent fifteen years with Honeywell’s Commercial Aviation group, a manufacturer of commercial avionics equipment, in various human resource management capacities.
     Allen S. Braswell, Jr. has served as a director since October 2001. Mr. Braswell has engaged in private investment activities as his principal occupation since December 2000. From October 1996 until December 2000, Mr. Braswell served as President of Jabil Global Services and its predecessors. Jabil Global Services is a subsidiary of Jabil Circuit, Inc., that was purchased from EFTC in September 1999. . Mr. Braswell is also a director for Medication Technologies Inc.
     Ivor J. (Ike) Evans has served as our Chairman of the Board since November 2005 and a director since June 2005. He has been an Operating Partner of Thayer Capital Partners, a private equity investment firm, since May 2005. He served as a director of both Union Pacific Corporation and Union Pacific Railroad since 1999 and he served as vice chairman from January 2004 until his retirement in February 2005. From 1998 until his election as vice chairman, Mr. Evans served as the president and chief operating officer of Union Pacific Railroad. From 1990 until 1998, Mr. Evans served in various executive positions at Emerson Electric Company. Mr. Evans is also a director of Cooper Industries, Ltd., Textron, Inc., ArvinMeritor, Inc. and Spirit Aerosystems, Inc.
     James J. Forese has served as a director since July 2004. He has been Operating Partner and Chief Operating Officer of Thayer Capital Partners, a private equity investment firm, since July 2003. He was Chairman of the Board of IKON Office Solutions, Inc. (“IKON”) from 2000 until his retirement in February 2003. He was President and Chief Executive Officer of IKON from 1998 to 2002, Executive Vice President and President of International Operations of IKON from 1997 to 1998, and Executive Vice President and Chief Operating Officer of IKON from 1996 to 1997. Prior to joining IKON, he spent 36 years with IBM Corporation (“IBM”) in numerous executive positions, including two years as Chairman and Chief Executive Officer of IBM Credit Corporation, three years as Vice President—Finance of IBM, and six years as Vice President and Controller of IBM. He is also a director of Anheuser-Busch, BFI Canada Inc., and Spherion Corporation.
     Kurt D. Grindstaff has served as a director since November 2005. Mr. Grindstaff has performed financial consulting services since 1999, primarily for clients engaged in financial services industries. Until September 1998, he served in various executive capacities during his 17-year tenure with The Seven Up Bottling Company of St. Louis, including as President, Executive Vice President, Chief Operating Officer and Senior Vice President of Finance. Mr. Grindstaff is a Certified Public Accountant.
     Douglas P. McCormick has served as a director since October 2001. Mr. McCormick is a Managing Partner of Thayer Capital Partners where he also served as a Managing Director since January 2001 and a Vice President since January 1999. From June 1997 to January 1999, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment banking firm. From September 1995 to June 1997, Mr. McCormick attended Harvard Business School.
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
     Scott Rued has served as a director since November 2005. Mr. Rued has served as a Managing Partner of Thayer Capital Partners since September 2003. Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“HCI”) from May 2001 to August 2003. From January 1994 through April 2001, Mr. Rued served as Executive Vice President and Chief Financial Officer of HCI and from June 1989 through 1993 he served as Vice President-Finance and Corporate Development. Mr. Rued also serves as the Chairman of the Board of Directors for Commercial Vehicle Group, Inc.
     John C. Walker has served as a director since May 2001. Since April 1997, Mr. Walker has been a Partner with Blum Capital Partners, L.P., a San Francisco-based private equity and strategic block investment firm. From

1992 until April 1997, Mr. Walker served as the Vice President of Pexco Holdings, Inc., a private investment holding company. Mr. Walker is a Chartered Financial Analyst
Audit Committee
     Our board of directors has established an audit committee to review and monitor our corporate financial reporting, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. The current members of the audit committee are Messrs. Grindstaff and Braswell. The audit committee met nine times, including five telephonic meetings, during fiscal year 2005. Our Board of Directors has determined that Kurt D. Grindstaff (the Chairman of our audit committee) is an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K. We have a vacancy on our audit committee, which is currently comprised of only two independent directors. Therefore, we are not in compliance with Nasdaq’s continued listing requirement that an audit committee be comprised of three independent directors. The Nasdaq staff informed us that we must add a third independent director to fill the vacancy prior to the earlier of November 8, 2006 or by our next annual meeting of stockholders. We expect that we will be able to fill the vacancy within that time period.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2005, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements, except the following officers and directors were granted stock options that were not reported within the 2 business day deadline:

Name	Grant Date	Number of Shares	Exercise Price	Date Filed
Hargopal (Paul) Singh	8-29-05	56,950	$0.01	10-13-05
Oscar A. Hager	8-29-05	10,050	$0.01	10-13-05
John H. Kulp	8-29-05	10,050	$0.01	10-13-05
Peter W. Harper	8-29-05	14,740	$0.01	10-13-05
James A. Doran	8-29-05	6,700	$0.01	10-13-05
Kurt D. Grindstaff	11-8-05	15,000	$1.08	11-17-05
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

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
     The following table sets forth information concerning the compensation paid by Suntron for the fiscal years ended December 31, 2003, 2004, and 2005 to our Chief Executive Officer and to our other executive officers as of the end of 2005, as well as their titles with Suntron.
Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards	Payouts
				Other Annual	Securities	LTIP
Name and Principal				Compensation	Underlying	Payouts	All Other
Position	Year	Salary ($)	Bonus ($)	($)(1)	Options (#)	($)	Compensation ($)
Hargopal Singh	2003	$—	$—	$—	—	$—	$—
Chief Executive	2004	75,417	30,000	—	25,000	—	27,420	(6)
Officer and President	2005	263,333	316,000	—	756,950	—	18,427	(2)

James Doran	2003	155,210	—	—	9,000	—	—
Chief Financial Officer(3)	2004	158,401	80,340	—	—	—	—
and Secretary	2005	165,680	—	—	10,050	—	20,000	(5)

Oscar A. Hager	2003	150,000	15,000	—	15,000	—	—
Vice President of	2004	165,000	77,000	—	—	—	—
Information Technology & Administration	2005	175,000	—	—	10,050	—	50,000	(5)

John H. Kulp	2003	170,000	15,000	—	12,000	—	—
Vice President of	2004	195,000	91,450	—	10,000	—	—
Sales and Marketing(4)	2005	200,000	—	—	10,050	—	50,000	(5)

(1)	Except as otherwise provided in this table, no amounts for perquisites and other personal benefits received by any of the named executive officers are shown because the aggregate dollar amounts were lower than the reporting requirements established by the rules of the SEC.

(2)	Represents payment to defray moving expenses for relocation in connection with employment by the Company.

(3)	Mr. Doran served as our interim Chief Financial Officer from October 2005 through February 13, 2006. Effective February 14, 2006, Mr. Doran resumed his duties as our Chief Accounting Officer.

(4)	Effective February 21, 2006, Mr. Kulp terminated his employment with Suntron.

(5)	Represents bonus earned for remaining employed with Suntron through December 2005.

(6)	Represents a $20,000 sign-on bonus and $7,420 to defray moving expenses for relocation in connection with employment by the Company.

Stock Option Grants
     Suntron did not grant any stock appreciation rights in 2005. The following table sets forth information concerning the grant of stock options in 2005 to Suntron’s Chief Executive Officer and the other executive officers named in the Summary Compensation Table above.
Option Grants In Last Fiscal Year

	Individual Grants
	Number of		% of Total		Grant		Potential Realizable Value at Assumed Annual
	Securities		Options		Date		Rates of Stock Price Appreciation for Option
	Underlying		Granted to	Exercise or	Market		Terms(4)
	Options		Employees in	Base Price	Value	Expiration
Name	Granted (#)		Fiscal Year(3)	($/Share)	($/Share)	Date	0% ($)	5% ($)	10% ($)
Hargopal Singh	700,000	(1)	65.8%	$1.79	$1.79	5-15-15	$—	$788,005	$1,996,959
Hargopal Singh	56,950	(2)	5.4%	$0.01	$1.25	3-10-08	70,618	79,877	89,874
James A. Doran	6,700	(2)	0.6%	$0.01	$1.25	3-10-08	8,308	9,397	10,573
James A. Doran	3,350	(2)	0.3%	$0.01	$1.34	3-10-08	4,456	4,977	5,534
John H. Kulp	10,050	(2)	0.9%	$0.01	$1.25	3-10-08	12,462	14,096	15,860
Oscar A. Hager	10,050	(2)	0.9%	$0.01	$1.25	3-10-08	12,462	14,096	15,860

(1)	Represents options to purchase shares of Suntron common stock that become exercisable for 25% of the underlying shares on each anniversary of the grant date so long as the executive remains employed with Suntron.

(2)	Represents options to purchase shares of Suntron common stock that become exercisable for 33.33% of the underlying shares on March 1, 2006 and 8.33% every three months thereafter, so long as the executive remains employed with Suntron.

(3)	The percentages shown above are based on an aggregate of 1,064,240 options for shares of Suntron common stock that were granted to employees for the year ended December 31, 2005.

(4)	Potential realizable value assumes that the stock price increases from the date of the grant until the end of the option term at the annual rate specified (0%, 5% and 10%). The 0%, 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future price of our common stock. We do not believe this method accurately illustrates the potential value of a stock option.
Stock Option Exercises and Values for Fiscal 2005
     The following table sets forth information with respect to Suntron’s Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2005 and unexercised options held by them as of the end of such fiscal year:
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

					Value of Unexercised
	Shares		Number of Options at		In-the-Money Options at
	Acquired on	Value	December 31, 2005		December 31, 2005 ($)(1)
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Hargopal Singh	—	$—	25,000	756,950	$—	$68,910
James A. Doran	—	—	42,250	19,050	—	23,051
Oscar A. Hager	—	—	49,875	29,425	—	30,311
John H. Kulp	—	—	71,063	26,738	—	26,681

(1)	The closing sales price per share for Suntron common stock as reported by the Nasdaq SmallCap Market on December 31, 2005 was $1.22. The option value is calculated by multiplying (a) the positive difference, if any, between $1.22 and the option exercise price by (b) the number of shares of common stock underlying the option.

Equity Compensation Plan Information
     The following table sets forth certain information, as of December 31, 2005, regarding shares of our common stock that may be issued upon the exercise of options under our only stock option plan (the Amended and Restated 2002 Stock Option Plan).

(c)
Number of Securities
Remaining Available
for Future Issuance
	(a)		Under Equity
	Number of		Compensation Plans
	Securities to be	(b)	(Excluding
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Reflected in Column
Plan Category	Outstanding Options	Outstanding Options	(a))
Equity Compensation Plans Approved by Stockholders	2,263,703	$5.94	2,730,413

Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,263,703	$5.94	2,730,413

Employment Agreements and Change of Control Arrangements
     During 2005, Hargopal Singh, our Chief Executive Officer and President, entered into an employment agreement that provides for employment as our Chief Executive Officer for a term that ends on December 31, 2006, but automatically extends for successive one-year periods until the agreement is terminated. Mr. Singh’s agreement provides for a minimum annual base salary of $300,000, and incentive-based bonus compensation up to 120% of base salary as determined by the compensation committee of our board of directors. We may terminate his employment agreement with or without cause. In the case of a termination without cause, however, we must continue to pay Mr. Singh’s base salary and prorated bonus compensation for a period of one year from the date of termination.
     In connection with his appointment as Chief Financial Officer, we entered into a Change of Control Severance Agreement (the “Change of Control Agreement”) with Thomas B. Sabol effective as of February 14, 2006. The Change of Control Agreement provides that, in the event that Mr. Sabol’s employment is terminated within 12 months following a “Change of Control” (as defined in the Change of Control Agreement) by either (i) the Company without “Cause” (as defined in the Change of Control Agreement) or (ii) Mr. Sabol for “Good Reason” (as defined in the Change of Control Agreement), Mr. Sabol will be entitled to receive as severance a payment equal to two times the sum of his base salary and the maximum bonus payable to him by the Company for the fiscal year in which Mr. Sabol’s employment was terminated.

     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to our common stock beneficially owned as of February 28, 2006 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent(2)
Thayer-Blum Funding III, L.L.C.(3)	24,582,191	89.5%
Hargopal Singh(4)	43,983	*
Allen S. Braswell, Jr.(5)	241,395	*
Ivor J. Evans(6)	24,582,191	89.5%
James J. Forese(6)	24,582,191	89.5%
Kurt D. Grindstaff(7)	3,000	*
Douglas P. McCormick(6)	24,582,191	89.5%
Jose S. Medeiros(6)	24,582,191	89.5%
Scott D. Rued(6)	24,582,191	89.5%
Thomas B. Sabol(8)	16,400	*
John C. Walker(6)	24,582,191	89.5%
James A. Doran(9)	42,342	*
Oscar A. Hager(10)	53,350	*
All directors and executive officers as a group
(12 persons)(6)(11)	24,982,661	90.4%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each person listed in the table is 2401 West Grandview Road, Phoenix, Arizona 85023.

(2)	We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after February 28, 2006, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,468,321 shares of our common stock outstanding as of February 28, 2006.

(3)	Thayer-Blum Funding III, L.L.C. is owned as follows: 59.94% by Thayer Equity Investors IV, L.P., 0.04% by TC Manufacturing Holdings, L.L.C., 0.02% by TC KCo, L.L.C., 33.9% by Blum Strategic Partners, L.P., and 6.1% by Blum (K*TEC) Co-Investment Partners, L.P.

TC Manufacturing Holdings, L.L.C. is controlled by limited liability companies, the managing members of which are Frederick Malek, Carl Rickersten and Paul Stern.

Thayer Equity Investors IV, L.P. is controlled by a limited liability company, the managing members of which are Frederick Malek and Carl Rickersten.

TC KCo, L.L.C. is controlled by a limited liability company, the managing members of which are Frederik Malek and Carl Rickersten.

Blum Strategic Partners, L.P. is controlled by a limited liability company, of which the general partner is Blum Strategic GP, L.L.C.

Blum (K*TEC) Co-Investment Partners, L.P. is controlled by a limited liability company, of which the general partner is Blum Strategic GP, L.L.C.

Messrs. McCormick and Rued, both directors of ours, are Managing Partners of the limited liability company that controls Thayer Equity Investors IV, L.P. Mr. Forese, one of our directors, is an Operating Partner and Chief Operating Officer of the company that controls Thayer Equity Investors IV, L.P. Mr. Evans, one of our directors, is an Operating Partner of the company that controls Thayer Equity Investors IV, L.P. Messrs. Walker and Medeiros, both directors of ours, are members of the general partner of Blum Strategic Partners, L.P.

The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4)	Consists of 43,983 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(5)	Includes 37,520 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership #1; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. EFTC Limited Partnership, of which Allen S. Braswell, Jr. is a general partner; 2,750 shares beneficially owned by the Allen S. Braswell, Sr. Trust, of which Allen S. Braswell, Jr.’s father, is the trustee; 8,750 shares beneficially owned by Circuit Test International, L.P., of which Braswell Investment Corporation (“BIC”) is a general partner; 136,522 shares beneficially owned by Braswell GRIT Limited Partnership, of which BIC is a general partner; and 19,170 shares issuable pursuant to options that are exercisable within 60 days of February 28, 2006. Allen S. Braswell, Jr. is president of BIC.

(6)	Reflects 24,582,191 shares held by Thayer-Blum Funding III, L.L.C. See footnote 3. Messrs. Evans, Forese, McCormick, Medeiros, Rued, and Walker disclaim beneficial ownership of these securities, except to the extent of any pecuniary interest therein.

(7)	Consists of 3,000 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(8)	Consists of 16,400 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(9)	Includes 42,250 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(10)	Includes 53,225 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

(11)	Includes 178,028 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of February 28, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Thayer-Blum Management Fees
     During 2005, we incurred $750,000 for management fees to affiliates of our majority stockholder, Thayer-Blum Funding III, L.L.C. The services provided under this arrangement consist of management fees related to corporate development activities and consulting services for strategic and operational issues.
Purchase and Sale of Material
     For the six months ended July 3, 2005, we purchased raw materials to support our production requirements for $229,000 from TTM Technologies, Inc. TTM is a publicly-held EMS provider that was controlled by affiliates of our majority stockholder and a member of our Board of Directors also served as a Board member for TTM. We continued to do business with TTM during the third and fourth quarters of 2005; however there is no longer an affiliation between TTM and our majority stockholder or any member of our Board of Directors.
     For the year ended December 31, 2005, we purchased raw materials to support our production requirements for $443,000 from Cosmotronic Corporation. In addition, we sold products for $207,000 to Cosmotronic Corporation during the year ended December 31, 2005. Two members of our Board of Directors also served as Board members for Cosmotronic Corporation; however there is no longer an affiliation between Cosmotronic and our majority stockholder or any member of our Board of Directors.
Participation Agreement
     On August 19, 2005, our lenders agreed to amend the credit agreement to permit an affiliate of our majority stockholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate made a $5.0 million cash payment to the lenders and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. Effective January 31, 2006, the participation agreement was amended to provide another $5.0 million cash payment to the lenders on the same terms.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     KPMG LLP served as our independent registered public accounting firm for each of the years in the three-year period ended December 31, 2005.
Fees Charged By Independent Registered Public Accounting Firm
     The following is a summary of fees, all of which were approved by our audit committee, billed by KPMG LLP for audit and other professional services during the years ended December 31, 2004 and 2005:

	2004	2005
Audit fees and expenses	$230,000	$255,000
Audit-related fees	9,630	—
Income tax fees	29,164	7,000
All other fees	—	—

Total fees	$268,794	$262,000

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedule
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.
(2)	Schedule II is listed in the Index to Financial Statements on page F-1 of this Report. Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
(b)	Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (4)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.4	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.5	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.6	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (3)

10.7	Second Amended and Restated Credit Agreement dated July 7, 2004 between Suntron Corporation and Citicorp USA and Congress Financial Corporation (5)

10.8	Amendment No. 1, Consent and Waiver to Suntron Corporation Second Amended and Restated Credit Agreement, dated March 29, 2005 (6)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement (8)

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement (8)

10.11	Employment agreement between Suntron and Hargopal (Paul) Singh (7)

21.1	List of Subsidiaries of the registrant. (2)

23.1	Consent of KPMG LLP (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

Exhibit
Number	Description

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Filed herewith.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to our 2002 Annual Report on Form 10-K filed on April 15, 2003.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on July 30, 2004.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2005.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2005.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
Date: March 31, 2006	By:	/s/ Hargopal Singh
Hargopal Singh
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Hargopal Singh Hargopal Singh	President, Chief Executive Officer (Principal Executive Officer), and Director	March 31, 2006
/s/Thomas B. Sabol Thomas B. Sabol	Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2006
/s/James A. Doran James A. Doran	Chief Accounting Officer and Secretary (Principal Accounting Officer)	March 31, 2006
/s/Allen S. Braswell, Jr. Allen S. Braswell, Jr.	Director	March 31, 2006
/s/Ivor J. Evans Ivor J. Evans	Director and Chairman of the Board	March 31, 2006
/s/James J. Forese James J. Forese	Director	March 31, 2006
/s/Kurt D. Grindstaff Kurt D. Grindstaff	Director	March 31, 2006
/s/Douglas P. McCormick Douglas P. McCormick	Director	March 31, 2006
/s/Jose S. Medeiros Jose S. Medeiros	Director	March 31, 2006
/s/Scott Rued Scott Rued	Director	March 31, 2006
/s/John C. Walker John C. Walker	Director	March 31, 2006

SUNTRON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Suntron Corporation:
We have audited the accompanying consolidated balance sheets of Suntron Corporation and subsidiaries as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
Phoenix, Arizona
March 8, 2006, except for Notes 2, 14, and 15
     which are as of March 30, 2006

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
ASSETS
Current Assets:
Cash and equivalents	$14	$59
Trade receivables, net of allowance for doubtful accounts of $1,411 and $1,678, respectively	50,435	51,377
Inventories	79,202	61,985
Land, building and improvements held for sale, net	—	18,772
Prepaid expenses and other	1,122	1,430

Total Current Assets	130,773	133,623

Property, Plant and Equipment, at cost:
Land	4,748	—
Building and improvements	18,456	—
Leasehold improvements	6,958	7,338
Manufacturing machinery and equipment	55,989	48,050
Furniture, computer equipment and software	34,094	34,327

Total	120,245	89,715
Less accumulated depreciation and amortization	(84,857)	(81,348)

Net Property, Plant and Equipment	35,388	8,367

Intangible and Other Assets:
Goodwill	10,915	10,918
Debt issuance costs, net	1,932	1,586
Identifiable intangible assets, net of accumulated amortization of $1,780 and $1,325, respectively	875	675
Deposits and other	226	180

Total Intangible and Other Assets	13,948	13,359

Total Assets	$180,109	$155,349

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
As of December 31, 2004 and 2005
(In Thousands, Except Per Share Amounts)

	2004	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,757	$38,605
Outstanding checks in excess of cash balances	4,294	1,039
Borrowings under revolving credit agreement	59,128	47,000
Accrued compensation and benefits	6,667	6,181
Payable for acquisition of business	1,408	28
Current portion of accrued exit costs related to facility closures	537	494
Payable to affiliates	218	501
Other accrued liabilities	5,611	5,906

Total Current Liabilities	113,620	99,754
Long-term Liabilities:
Accrued exit costs related to facility closures	130	122
Other	545	905

Total Liabilities	114,295	100,781

Commitments and Contingencies (Notes 9, 12 and 15)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares	274	274
Additional paid-in capital	380,637	380,744
Deferred stock compensation	(265)	(276)
Accumulated deficit	(314,832)	(326,174)

Total Stockholders’ Equity	65,814	54,568

Total Liabilities and Stockholders’ Equity	$180,109	$155,349

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2004 and 2005
(In Thousands, Except Per Share Amounts)

	2003	2004	2005
Net Sales	$313,231	$475,388	$328,730
Cost of Goods Sold	321,599	449,516	311,894

Gross profit (loss)	(8,368)	25,872	16,836

Operating Expenses:
Selling, general and administrative expenses	22,648	24,361	22,758
Severance, retention, and lease exit costs	124	1,085	869
Related party management and consulting fees	750	750	750

Total operating expenses	23,522	26,196	24,377

Operating loss	(31,890)	(324)	(7,541)

Other Income (Expense):
Interest expense	(2,696)	(3,982)	(4,703)
Gain (loss) on sale of assets	50	(11)	695
Unrealized loss on marketable equity securities	—	(385)	(144)
Interest and other income	248	245	351

Total other income (expense)	(2,398)	(4,133)	(3,801)

Net loss	$(34,288)	$(4,457)	$(11,342)

Loss Per Share (Basic and Diluted)	$(1.25)	$(0.16)	$(0.41)

Weighted Average Shares Outstanding:
Basic and diluted	27,409	27,413	27,415

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2004 and 2005
(In Thousands)

			Additional
	Common Stock		Paid-in	Deferred Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balances, December 31, 2002	27,409	$274	$380,175	$(351)	$(276,087)	$104,011
Compensation cost related to stock options granted to employees	—	—	599	(599)	—	—
Amortization of deferred stock compensation	—	—	—	196	—	196
Compensation cost related to stock options granted to directors	—	—	30	—	—	30
Net loss	—	—	—	—	(34,288)	(34,288)

Balances, December 31, 2003	27,409	274	380,804	(754)	(310,375)	69,949

Amortization of deferred stock compensation	—	—	—	300	—	300
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(189)	189	—	—
Stock options exercised	6	—	22	—	—	22
Net loss	—	—	—	—	(4,457)	(4,457)

Balances, December 31, 2004	27,415	274	380,637	(265)	(314,832)	65,814

Compensation cost related to stock options granted to employees	—	—	414	(414)	—	—
Amortization of deferred stock compensation	—	—	—	96	—	96
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(307)	307	—	—
Net loss	—	—	—	—	(11,342)	(11,342)

Balances, December 31, 2005	27,415	$274	$380,744	$(276)	$(326,174)	$54,568

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2004 and 2005 (In Thousands)

	2003	2004	2005
Cash Flows from Operating Activities:
Net loss	$(34,288)	$(4,457)	$(11,342)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation and amortization	22,133	11,199	7,809
Amortization of debt issuance costs	954	962	843
Impairment of property, plant and equipment	40	—	—
Loss (gain) on sale of assets	(50)	11	(695)
Stock-based compensation expense	226	300	96
Marketable equity securities received for recovery of bad debt	—	(777)	—
Unrealized loss on marketable equity securities	—	385	144
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(3,617)	(15,940)	(942)
Inventories	7,086	(17,562)	17,217
Prepaid expenses and other	(1,334)	2,697	(406)
Increase (decrease) in:
Accounts payable	(855)	2,530	2,826
Accrued compensation and benefits	(204)	(408)	(486)
Other accrued liabilities	(9,859)	(1,714)	1,436

Net cash provided by (used in) operating activities	(19,768)	(22,774)	16,500

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	23	642	3,371
Cash acquired as part of business acquisition	301	—	—
Payments for acquisition of businesses	(205)	(2,466)	(1,383)
Payments for property, plant and equipment	(2,924)	(2,697)	(2,047)

Net cash used in investing activities	(2,805)	(4,521)	(59)

Cash Flows from Financing Activities:
Proceeds from debt agreements	333,382	505,224	323,951
Principal payments under debt agreements	(311,817)	(480,218)	(336,529)
Payments for debt issuance costs	(628)	(1,998)	(563)
Increase (decrease) in outstanding checks in excess of cash balances	41	4,253	(3,255)
Proceeds from exercise of stock options and warrants	—	22	—

Net cash provided by (used in) financing activities	20,978	27,283	(16,396)

Net increase (decrease) in cash and equivalents	(1,595)	(12)	45
Cash and Equivalents:
Beginning of year	1,621	26	14

End of year	$26	$14	$59

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2004 and 2005
(In Thousands)

	2003	2004	2005
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,579	$2,496	$3,415

Cash paid for income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Payable for acquisition of business	$2,197	$1,408	$—

Contract payable for acquisition of equipment	$—	$793	$157

Assumption of bank debt for acquisition of business	$1,156	$—	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1.	Basis of Presentation, Nature of Business and Significant Accounting Policies
Basis of Presentation. Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001. Approximately 90% of the Company’s outstanding common stock is owned by Thayer-Blum Funding III, L.L.C. On February 28, 2002, the Company completed a business combination with EFTC Corporation and K*Tec Electronics Holding Corporation that was accounted for as a reorganization of entities under common control. Accordingly, the Company’s historical financial statements present the accounts and capital structure of the Company and its wholly owned subsidiaries as if this capital structure had been in place since the date of acquisition or formation. All material intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. The Company has not separately disclosed comprehensive income because the only component of comprehensive income is net loss.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. The actual results could differ significantly from those estimates. The Company’s consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the write-down of excess and obsolete inventories, the outcome of lease exit activities and pending litigation, the determination of impairment of long-lived assets, and the selection of estimated useful lives of intangible assets and property, plant and equipment. These estimates may be adjusted as more current information becomes available, and the amount of such adjustments could be significant.
Fiscal Year. The Company’s fiscal year ends on December 31st. Except for the fourth quarter which ends on December 31st, the Company’s fiscal quarters generally end on the Sunday closest to the end of each calendar quarter.
Nature of Business. The Company is a provider of electronics manufacturing solutions, specializing in high-mix services that target the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. The Company provides design and engineering services, quick-turn prototype, materials management, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. The Company operates in one business segment and its operations are conducted in the United States and Mexico.
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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Trade Receivables. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. If there is a deterioration of a customer’s credit worthiness, management’s estimate of the recoverability of amounts due the Company could be adversely affected. Upon exhausting all reasonable alternatives to collect past due receivables, accounts or portions thereof are written off with a corresponding reduction in the allowance for doubtful accounts during the period when management determines that the probability of collection is remote. Trade receivables are also reduced for estimated customer discounts and credits due to shipping and pricing errors, although these amounts were not significant at December 31, 2004 and 2005.
Inventories. Inventories are stated at the lower of cost (standard cost, which approximates the first-in, first-out method) or market. The Company evaluates inventory on hand, forecasted demand, contractual protections and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. Groups of identifiable inventory are segregated by customer or category of inventory and the adjustment to the carrying value for such groups are tracked separately. If the Company records a write-down to reduce the cost of inventories to market, such write-down is not subsequently reversed. Finished goods and work-in-process inventories include material, labor and manufacturing overhead.
Property, Plant and Equipment. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the properties and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the improvement. For the years ended December 31, 2003, 2004 and 2005, the Company recognized depreciation and amortization expense related to property, plant and equipment of $21,577, $10,922 and $7,609, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

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

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
Identifiable Intangible Assets. Identifiable intangible assets consist of intellectual property rights which are amortized using the straight-line method over estimated useful lives of 5 to 10 years.
As of December 31, 2005, the weighted average amortization period for intellectual property costs is a total of 10 years and all intellectual property costs will be fully amortized in 3.4 years. At least annually, management reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. In addition, these assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets exceeds the fair value. If the Company determines that the carrying value of an intangible asset exceeds its fair value based on estimated undiscounted future cash flows of the asset, the Company considers the carrying value of such intangible assets to be impaired. An impairment charge is then recognized for the deficiency in the amount of estimated discounted future cash flows of the intangible asset compared to the related carrying value of the asset.
Debt Issuance Costs. Debt issuance costs are amortized over the term of the related debt agreement.
Goodwill. Goodwill is evaluated for impairment at least on an annual basis, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.
Revenue Recognition. The Company’s revenue generating transactions predominantly involve the sale of products. However, the Company also performs a limited amount of engineering and design services and full life cycle product solutions for some of its customers. The Company recognizes revenue when realized or realizable and earned, which occurs when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable, (iii) delivery has occurred, and (iv) collection of the selling price is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective products. At the time revenue is recognized, the Company provides for the estimated cost of warranties and customer discounts taken or expected to be taken. The accrual for warranty claims is not material at December 31, 2004 and 2005.
For product sales, the revenue recognition criteria are generally met when title and risk of loss have transferred from the Company to the customer, which may be upon shipment or upon delivery to the customer site depending on the contractual terms. In limited circumstances, the physical product remains in the Company’s facilities at the request of customers and revenue is recognized in accordance with the guidance in SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Revenue from design, engineering and other services is recognized as the services are performed.
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

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
Stock-based Compensation. The Company accounts for stock-based compensation issued to employees using the intrinsic value method in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees”. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of the Company’s common stock at the measurement date (generally, the date of grant) over the amount an employee must pay to acquire the stock. For fixed awards of stock options with pro rata vesting, the Company utilizes the attribution method described in FASB Interpretation No. 28.
If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the years ended December 31, 2003, 2004 and 2005, would have been as follows:

	2003		2004		2005
	Net Loss	EPS	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(34,288)	$(1.25)	$(4,457)	$(0.16)	$(11,342)	$(0.41)

Add stock-based employee compensation recorded under the intrinsic value method	196		300		96
Less stock-based employee compensation under the fair value method	(3,274)		(995)		(358)

Pro forma under fair value method	$(37,366)	$(1.36)	$(5,152)	$(0.19)	$(11,604)	$(0.42)

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
Earnings Per Share. Basic earnings per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the years ended December 31, 2003, 2004 and 2005, as all potential common shares

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
were antidilutive. For the years ended December 31, 2003, 2004 and 2005, common stock options (exercisable at prices between $0.01 and $57.24) that were excluded from the calculation of earnings per share amounted to an aggregate of 2,361, 2,081 and 2,264 shares, respectively.
New Accounting Standards. In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs”, an amendment of ARB No.43, Chapter 4. This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will be required to adopt this statement in the first quarter of 2006. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.
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
The Company intends to use the “modified-prospective” transition method when it adopts Statement No. 123R. Under the modified-prospective method, the Company will be required to recognize compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Prior periods will not be restated and the pro forma disclosures will continue to be required for periods prior to the adoption date. Management believes the incremental impact of adopting this new standard on its future results of operations will require approximately $300 of compensation cost that will be recognized as an expense in the Company’s 2006 consolidated statements of operations and approximately $200 that will be recognized after 2006. In addition to these amounts, the Company will also recognize compensation cost related to new stock options and other share-based payments that are granted in the future.
2.	Liquidity
The Company incurred net losses of $34,288 for 2003, $4,457 for 2004, and $11,342 for 2005. During 2005, the Company took significant restructuring and cost-cutting actions in response to a 31% reduction in net sales compared to 2004 primarily due to the loss of a significant customer in the fourth quarter of 2004. These restructuring actions resulted in expenses totaling $2,114 which were necessary to adjust the Company’s cost structure to a level where profitability may be attained in future periods. For the year ended

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
December 31, 2005, the Company generated operating cash flow of $16,500 which was primarily used to repay debt of $12,578. Additionally, borrowing availability improved from $14,502 as of December 31, 2004 to $16,184 as of December 31, 2005.
Although borrowing availability increased by $1,682 in 2005, the Company’s revolving credit agreement provided for continuing reductions in borrowing advance rates that prompted the Company to search for other financing alternatives. During 2005, the Company also sold certain non-strategic assets that resulted in net cash proceeds of $3,371 and additional assets were listed for sale in an effort to reduce debt and improve plant capacity utilization. As discussed in Note 15, during the first quarter of 2006 the Company completed the following actions that resulted in a significant reduction in existing debt:
•	On March 30, 2006, a building and land in Sugar Land, Texas was sold, resulting in net proceeds of approximately $16,800 that was used to repay outstanding debt. The Company leased back approximately 50% of the building under a seven-year lease to continue its manufacturing operations at that location. In addition to the expected benefit from eliminating future interest cost due to the repayment of debt, management also expects to eliminate fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, the Company entered into a $10,000 subordinated Note Purchase Agreement with an affiliate of its majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5,000 if the Company fails to comply with the financial covenants in its new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	On March 30, 2006, the Company entered into a new three-year credit facility with US Bank that permits borrowings up to $50,000 and matures in March 2009. As of March 30, 2006, the principal balance under the US Bank credit agreement was approximately $24,000 and the Company had unused borrowing availability of approximately $18,000.
Management believes the financing actions taken in the first quarter of 2006 will provide adequate liquidity to carry out planned activities for the next year.
3.	Business Combinations
Acquisition of Trilogic Systems, LLC. On May 30, 2003, the Company purchased substantially all of the assets and assumed certain liabilities of Trilogic Systems, LLC, a privately held manufacturer and service provider for original equipment manufacturers. Trilogic’s services include design, new product introduction, manufacturing, and product life cycle management for customers in the aerospace and defense, medical equipment and industrial markets. Management believes Trilogic’s comprehensive suite of design and integration capabilities, including hardware engineering, software integration, testing and product life cycle management services enable the Company to provide an expanded array of services to its customers, increase its customer base and expand market share in the Northeast. In July 2003, the Company also purchased certain design and engineering assets from an entity affiliated with Trilogic.
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
consideration of $2,197 for 2003 and $1,312 for 2004 (of which $2,111 and $1,383 was paid in 2004 and 2005, respectively). During 2004, the Company also determined that a liability for $44 recorded under the initial purchase price allocation is not payable and, accordingly, this amount was reversed in 2004 with a corresponding reduction of goodwill.
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

Skyline Acquisition. In February 2004, the Company completed an acquisition for cash of approximately $355. The initial purchase price was allocated to trade receivables for $105, inventories for $249, equipment for $3, goodwill for $10, and accounts payable for $12. The agreement provides for the payment of additional consideration in the amount of 1% of net sales related to the customers of the acquired business during the one-year period following the acquisition. During 2004 and 2005, the Company recorded additional goodwill of $10 and $3, respectively, related to the formula for additional consideration under the Skyline acquisition agreement. The historical results of operations for this acquisition would not have had a material effect on the Company’s consolidated results of operations, and therefore no unaudited pro forma results of operations are presented herein.
4.	Intangible Assets
Goodwill. The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2005 are as follows:

	Northwest	Midwestern	Trilogic	Skyline	Total
Balance, December 31, 2003	$6,729	$235	$2,663	$—	$9,627

Reversal of payable for goodwill	—	—	(44)	—	(44)
Goodwill recorded	—	—	1,312	20	1,332

Balance, December 31, 2004	6,729	235	3,931	20	10,915

Goodwill recorded	—	—	—	3	3

Balance, December 31, 2005	$6,729	$235	$3,931	$23	$10,918

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
Identifiable Intangible Assets. As of December 31, 2004 and 2005, identifiable intangible assets consist of intellectual property costs, as follows:

		Accumulated
	Cost	Amortization	Net
2004	$2,655	$1,780	$875

2005	$2,000	$1,325	$675

During 2005, the Company wrote-off fully amortized intellectual property with an original cost of $655. For the years ended December 31, 2003, 2004 and 2005, the Company recognized amortization expense related to identifiable intangible assets of $556, $277 and $200, respectively. Estimated amortization expense for identifiable intangible assets for the years ending December 31, 2006, 2007, 2008, and 2009 amounts to approximately $200, $200, $200, and $75, respectively.
5.	Inventories
Inventories are summarized as follows:

	December 31,
	2004	2005
Purchased parts and completed sub-assemblies	$53,015	$41,798
Work-in-process	12,895	10,622
Finished goods	13,292	9,565

Total	$79,202	$61,985

For the years ended December 31, 2003, 2004 and 2005, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $3,321, $3,663 and $5,860, respectively.
6.	Borrowings Under Revolving Credit Agreement
At December 31, 2004 and 2005, the Company had a $75,000 revolving credit facility. The outstanding principal balance under this credit facility amounted to $59,128 at December 31, 2004 and $47,000 as of December 31, 2005. The Company can periodically elect either the Base Rate or the LIBOR Rate in connection with borrowings under this revolving line of credit. In addition, the Company is obligated to pay a commitment fee of 0.5% per annum for the unused portion of the credit facility. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including quarterly and monthly requirements for earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the agreement.
On July 7, 2004, the credit agreement was amended to extend the maturity date until July 7, 2008 and the amendment included less stringent covenants for EBITDA for 2004. Prior to July 7, 2004, the interest rate

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
was the prime rate plus 2.50% for “Base Rate” borrowings and the LIBOR rate plus 3.75% for “LIBOR Rate” borrowings. Under the amended credit agreement, the interest rates were reduced to 0.75% for “Base Rate” borrowings and the LIBOR rate plus 2.75% for “LIBOR Rate” borrowings. As of December 31, 2004, the interest rate for Base Rate borrowings was 6.0% and the effective rate for LIBOR Rate borrowings was 4.8%.
Due to the termination of the Company’s relationship with Applied Materials, Inc. as discussed in Note 12, the Company’s lenders determined in January 2005 that inventories related to Applied Materials are ineligible for purposes of the borrowing base calculations. Due to the reduction in borrowing availability, the amended credit agreement requires a more stringent EBITDA covenant beginning in January 2005. The Company would have violated this more stringent EBITDA covenant by the end of the first quarter of 2005. However, effective March 29, 2005, the lenders agreed to amend the EBITDA covenant for the remainder of the year ending December 31, 2005. Under the March 29, 2005 amendment, the Applicable Margin for Base Rate borrowings increased by 1.00% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. The Applicable Margin for LIBOR Rate borrowings increased by 0.50% on March 29, 2005, with subsequent quarterly increases of 0.25% on July 1, 2005, October 1, 2005 and January 1, 2006. As of December 31, 2005, the interest rate for Base Rate borrowings was 9.5% and the effective rate for LIBOR Rate borrowings was 7.8%.
On August 19, 2005, the lenders agreed to amend the credit agreement to permit an affiliate of the Company’s largest stockholder to enter into a participation agreement with the lenders. Under the participation agreement, the affiliate purchased a $5.0 million interest in the credit facility and the lenders agreed to pay interest to the affiliate at the same rate that the lenders charge the Company under the amended credit agreement. This $5.0 million participation is subordinated to the lenders rights under the amended credit agreement. As consideration for the participation of the affiliate, the lenders agreed to increase the Company’s borrowing availability by $5.0 million and to provide a more favorable customer concentration limit for receivables from a certain customer through 2005. The lenders are required to return the $5.0 million participation payment to the affiliate if the Company is successful in raising additional subordinated debt or equity proceeds in excess of $5.0 million. The lenders can elect to prepay the $5.0 million participation obligation starting on January 1, 2006.
Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable, inventories, real estate, and equipment. As of December 31, 2005, the borrowing base calculation permitted total borrowings of $63,252, and the Company was in compliance with all of the covenants under the amended credit agreement. After deducting the outstanding principal balance and an outstanding letter of credit for $68, the Company had borrowing availability of $16,184 as of December 31, 2005.
The credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance is classified as a current liability in the 2004 and 2005 consolidated balance sheets.
7.	Income Taxes
At December 31, 2005, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $237,000. If not previously utilized, the NOL carryforwards will expire in 2019 through 2025. At December 31, 2005, approximately $36,000 of the NOL carryforwards are subject to

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
limitation, whereby approximately $3,600 becomes available each year through 2015, as a result of changes in ownership that occurred in 2000. The remaining $201,000 of NOL carryforwards can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities.
For the years ended December 31, 2003, 2004 and 2005, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax expense for the years ended December 31, 2003, 2004 and 2005 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2003	2004	2005
Income tax benefit at the statutory rate	$11,658	$1,515	$3,856
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(11,547)	(1,786)	(4,262)
Other, net	(111)	271	406

Income tax benefit	$—	$—	$—

At December 31, 2004 and 2005, the tax effects of temporary differences that give rise to significant deferred tax assets are presented below:

	2004	2005
Federal net operating loss carryforwards	$75,229	$80,598
State net operating loss carryforwards	5,873	6,343
Intangible assets	23,259	20,760
Inventories	5,086	5,636
Accrued compensation, benefits, severance and lease exit costs	1,546	1,837
Property, plant and equipment	883	1,020
Allowance for doubtful accounts receivable	616	713
Other	141	159

Total deferred tax assets	112,633	117,066
Less valuation allowance	(112,633)	(117,066)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2004 and 2005.
8.	Stock-based Compensation
Stock Options. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At December 31, 2005, approximately 2,730 shares were available for grant under the Plan.

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan for the years ended December 31, 2003, 2004 and 2005:

	2003		2004		2005
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,139	$12.04	2,361	$10.28	2,081	$9.81
Granted	437	3.15	195	8.31	1,064	1.36
Canceled	(215)	13.25	(469)	11.66	(881)	9.54
Exercised	—	—	(6)	3.81	—	—

Outstanding, end of year	2,361	$10.28	2,081	$9.81	2,264	$5.94

The following table summarizes information about stock options outstanding at December 31, 2005:

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term (Years)	Shares	Exercise Price	Shares
$0.01	$0.01	$0.01	1.8	254	$0.01	—
1.04	2.15	1.69	9.4	835	1.08	3
2.83	3.74	3.68	6.7	118	3.68	101
4.16	5.77	4.41	7.9	168	4.41	168
7.36	11.00	10.48	5.8	669	10.48	669
11.64	16.00	14.71	4.7	171	14.71	171
18.00	57.24	27.51	2.8	49	27.51	49

$0.01	$57.24	$5.94	6.7	2,264	$10.32	1,161

The Company uses the intrinsic value method under APB Opinion No. 25 to account for stock-based compensation. During 2003, the Company granted stock options for 139 shares with an intrinsic value of $599 on the measurement date. During 2005, the Company granted stock options for 316 shares with an intrinsic value of $414 on the measurement date. These amounts are reflected as deferred compensation cost in the accompanying consolidated statements of stockholders’ equity and compensation expense is being charged to operations over the vesting period for the related stock options. During 2004 and 2005, some of these options were canceled prior to vesting which resulted in the reversal of deferred stock compensation and a corresponding reduction in additional paid-in capital for $189 and $307, respectively.
Under the intrinsic value method used to account for options granted to employees, the Company recognized total compensation cost of $196, $300 and $96 for the years ended December 31, 2003, 2004 and 2005, respectively. Additionally, during 2003 certain directors of the Company elected to accept stock options in lieu of cash for quarterly director fees. The fair value of these options was determined using the Black Scholes option-pricing model that resulted in the issuance of options for an aggregate of 12 shares, resulting in a compensation charge of $30.
In December 2005, the Company accelerated the vesting of approximately 187 stock options with exercise prices ranging from $4.16 to $15.20 per share. The primary objective of this action was to avoid

SUNTRON CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Per Share Amounts)
recognition of compensation costs of approximately $300 that would have been recognized in the Company’s consolidated financial statements after 2005 upon the adoption of SFAS 123R.
The weighted average fair value of options granted for the years ended December 31, 2003, 2004 and 2005 was $3.83, $5.17 and $1.31, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2003	2004	2005
Dividend yield	—	—	—
Expected volatility	122.5%	110.1%	107.5%
Risk-free interest rate	2.9%	3.6%	3.8%
Expected term (years)	4.3	5.5	3.6
9.	Related Party Transactions
Leasing Activities. During 1998, the Company entered into two operating leases with a former director of the Company whereby manufacturing facilities in Newberg, Oregon and Tucson, Arizona were leased through December 2003. The Tucson lease provided for monthly payments of $32 and the Newberg lease provided for monthly payments of $58. Honeywell International, Inc. subleased the Tucson facility under a month-to-month agreement that required monthly payments of $32 through expiration of the Tucson lease in December 2003. In July 2003, the Company renewed the Newberg lease through December 2008 at an average monthly payment of $47.
Purchases and Net Sales. For the years ended December 31, 2003, 2004 and 2005, the Company purchased raw materials to support production requirements from affiliates of the Company’s majority stockholder for $481, $832 and $672, respectively. For the years ended December 31, 2004 and 2005, the Company had net sales of $300 and $207, respectively, to an affiliate of the Company’s majority stockholder and a trade receivable of $42 at December 31, 2005.
Management and Consulting Fees. For the years ended December 31, 2003, 2004 and 2005, the Company incurred annual management and consulting fees of $750 for services provided by affiliates of the Company’s majority stockholder. The services provided under these arrangements consist of management fees related to corporate development activities and consulting services for strategic and operational issues.
Participation Agreement. As discussed in Notes 6 and 15, an affiliate of the Company’s largest stockholder entered into a participation agreement with the lenders under the Company’s credit agreements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
10. Restructuring Activities
The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	2003	2004	2005
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$803	$232	$1,020
Lease exit costs	462	16	225
Moving and relocation costs	150	50	—
Impairment of manufacturing assets	40	—	—
Accelerated depreciation of leasehold improvements	1,257	—	—
Reversal of previously accrued lease exit cost upon termination of lease	(4,710)	—	—

Total	(1,998)	298	1,245

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	123	393	510
Lease exit costs	(1)	650	321
Moving, relocation and other costs	2	42	38

Total	124	1,085	869

Total Restructuring Expense (Benefit)	$(1,874)	$1,383	$2,114

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
The Company recognized lease exit costs of approximately $462 in 2003, primarily due to the consolidation of Phoenix manufacturing operations into a single building during the third quarter of 2003. In the first quarter of 2004, the Company completed the move of its corporate headquarters and the consolidation into a single building was complete. The Company recognized lease exit costs of $430 in the first quarter of 2004 related to the vacated portion of the building devoted to corporate headquarters. Delays in locating a tenant to sublease the vacant facility resulted in the Company recording additional lease exits costs of $182 in 2004 and $376 in 2005.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
During the third quarter of 2002, the Company announced plans to close a manufacturing facility in Fremont, California. As of October 31, 2003, accrued lease exit costs included $7,844 related to the Fremont lease. In November 2003, the Company entered into an agreement with the landlord of the Fremont facility whereby the Company paid $2,740 as consideration for the early termination of the lease. The Company incurred additional costs of $394 related to the Fremont lease in the fourth quarter of 2003, resulting in a credit of $4,710 due to the reversal of accrued lease exit costs. This credit is reflected as a reduction of cost of goods sold in the consolidated statement of operations for the year ended December 31, 2003.
In March 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord whereby the Company paid $160 as consideration for the early termination of the lease.
For the years ended 2003, 2004 and 2005, the Company incurred severance and retention costs of $926, $625 and $1,530, respectively. These severance costs related primarily to the termination of executive officers of the Company and other reductions in its manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities related to the closures discussed above:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2003	$1,017	$55

Accrued expense for restructuring activities	430	625
Cash receipts under subleases	489	—
Cash payments	(1,544)	(553)
Accretion of interest	47	—
Reclassification of non-level rent liability	45	—
Expense due to change in previous estimates	183	—

Balance, December 31, 2004	667	127

Accrued expense for restructuring activities	156	1,530
Cash receipts under subleases	234	—
Cash payments	(835)	(1,341)
Accretion of interest	14	—
Reclassification of non-level rent liability	4	—
Expense due to change in previous estimates	376	—

Balance, December 31, 2005	$616	$316

Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying consolidated balance sheet as of December 31, 2005, $494 of this obligation is included in current liabilities and $122 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheets and is expected to be paid over the next seven months.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
11. Business and Credit Concentrations
The Company operates in the EMS segment of the electronics industry. Substantially all of the Company’s customers are located in the United States. For the years ended December 31, 2003, 2004 and 2005, the Company’s net sales were derived from companies engaged in the following market sectors:

	Semiconductor	Aerospace		Networking and
Year	Capital Equipment	and Defense	Industrial	Telecommunications	Medical
2003	24%	33%	25%	15%	3%
2004	39%	24%	25%	9%	3%
2005	22%	30%	29%	15%	4%
Sales to significant customers as a percentage of net sales for the years ended December 31, 2003, 2004 and 2005, were as follows:

	Honeywell	Applied
Year	International, Inc.	Materials, Inc.
2003	29%	18%
2004	21%	25%
2005	25%	0%
At December 31, 2004, the Company had net trade receivables from three customers that comprised 10%, 12% and 16% of consolidated net trade receivables. At December 31, 2005, the Company had net trade receivables from one customer that comprised 11% of consolidated net trade receivables. The Company does not require collateral to support trade receivables. The Company has a policy to regularly monitor the credit worthiness of its customers and reserve for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages that have impacted the Company’s profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.
The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At December 31, 2004 the Company had approximately $266 in excess of federally insured limits. The difference between this amount and the amount of cash and equivalents shown in the 2004 consolidated balance sheet is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.
The Company operates a manufacturing facility in Mexico. At December 31, 2005, the Company had approximately $2,780 of inventories and $1,000 of property and equipment in Mexico. Over the past year, the Company has increased its focus on foreign operations and management expects that assets deployed in foreign jurisdictions will continue to increase in the future. Operations in foreign countries are generally subject to greater uncertainties than those in the United States, including the potential for unstable political and economic conditions, and changes in governmental regulations and taxation policies.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
12. Commitments and Contingencies
Operating Leases. The Company has non-cancelable operating leases for facilities and equipment that expire in various years through 2012. Many of these leases contain rent holidays, rent escalation clauses and/or cash incentives. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability. Lease expense under all operating leases (excluding charges for lease exit costs discussed in Note 10) amounted to $6,727, $5,963 and $5,164 for the years ended December 31, 2003, 2004 and 2005, respectively.
At December 31, 2005, future minimum lease payments for operating leases are as follows:

Year Ending December 31:
2006	$4,258
2007	3,197
2008	1,913
2009	1,469
2010	1,128
After 2010	1,145

$13,110

The amounts shown in the table above include $1,015 of future lease payments that were included in the determination of lease exit liabilities that are recorded in the 2005 consolidated balance sheet. This amount consists of future lease payments of $620 and $395 for the years ending December 31, 2006 and 2007, respectively.
Employment Agreement. During 2005, the Company entered into an employment agreement with an executive officer that provides for monthly payments of $25. This employment agreement expires in December 2006, but automatically extends for successive one-year periods until terminated. Under this agreement the Company could be required to pay severance benefits up to one-year’s salary, which would amount to aggregate payments of $300.
Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees. The Company did not make any matching contributions for 2003 or for the first quarter of 2004. Beginning in the second quarter of 2004, the Company matched 50% of an employee’s contributions, up to a maximum matching contribution of 1% of the employee’s compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2004, and 2005, total contributions by the Company to the Plan were approximately $320, and $380, respectively.
Legal Proceedings. Applied Materials, Inc. was a customer of the Company and its predecessors for over ten years. During 2003 and 2004, the Company intensified its efforts to recover costs incurred for excess and obsolete inventories for which the Company believes Applied Materials is responsible. In October 2004, Applied Materials notified the Company that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 the business relationship with Applied Materials had substantially terminated.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that the Company expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California and that Applied Materials is not liable for the Company’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas litigation.
This dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of the Company’s inventories. Management believes that Applied Materials is responsible for the net carrying value of inventories that were purchased on behalf of Applied Materials and the Company intends to vigorously prosecute all of its claims against Applied Materials. No assurances can be made as to the final timing or outcome of this litigation. If the Company is not able to obtain a sufficient award to recover the carrying value of these inventories, the Company’s financial position and results of operations could be adversely impacted.
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
13. Bad Debt Recovery
During the third quarter of 2004, a former customer emerged from bankruptcy protection and the Company received marketable equity securities that are listed on NASDAQ in exchange for its fully reserved receivable. The Company accounted for this investment in accordance with Statement of Financial Accounting Standards No. 115. Management classified the Company’s investment as trading securities whereby changes in fair value are reported in operations.
The initial trading value indicated that the value of these securities was $777 and, accordingly, this amount was recorded as a bad debt recovery (shown as a reduction of selling, general and administrative expenses in the 2004 consolidated statement of operations). By the end of the 2004, the value of these securities had declined to $392 and the Company recorded an unrealized loss of $385 in the 2004 consolidated statement of operations. In March 2005, the Company sold these securities and recorded cash proceeds of $248 and a loss of $144 on the sale.
14. Assets Held for Sale
In the fourth quarter of 2004, the Company began seeking a buyer for approximately 30 acres of vacant land located in Sugar Land, Texas with a carrying value of $2,398. In the second quarter of 2005, the Company sold approximately 25% of this vacant land for net sales proceeds of $764 which resulted in a gain on sale of $164.
In July 2005, the Company began seeking a buyer for its facility which is adjacent to the vacant land discussed above. This facility consists of a 488,000 square foot building on approximately 32 acres of land. Since the Company is attempting to structure a sale of the building with a leaseback of approximately 50%

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
of the facility, the Company is continuing to depreciate the building and improvements until a sale is completed. Management believes that the net selling price will exceed the net carrying value of the assets that are held for sale, which are summarized as follows as of December 31, 2005:

Vacant land held for sale	$1,798
Building and improvements	18,477
Land associated with building	2,350

Total	22,625
Accumulated depreciation	(3,853)

Net Carrying Value	$18,772

As discussed in Note 15, during March 2006 the Company sold the assets summarized in the preceding table and, accordingly, the net carrying value has been reclassified as a current asset in the accompanying balance sheet at December 31, 2005.
15. Subsequent Events
Amendment to Credit Agreement. In January 2006, the Company entered into an amendment to the credit agreement described in Note 6 (the “Previous Credit Agreement”) that provided for a more favorable customer concentration limit for receivables from a significant customer and also delayed certain scheduled reductions in advance rates for real estate and equipment. Additionally, an affiliate of the Company’s largest stockholder agreed to amend the participation agreement entered into in August 2005 to provide an additional $5,000 to the lenders on January 31, 2006 in exchange for an immediate increase in the Company’s borrowing availability of $5,000. As discussed below, the Previous Credit Agreement and the participation agreement were terminated on March 30, 2006 and the Company entered into a new credit agreement with US Bank.
Real Estate Sales. In January 2006, the Company obtained approval of its board of directors and lenders to enter into two separate agreements to sell its building and adjoining land in Sugar Land, Texas. The Company was able to structure the sale of the building with a concurrent agreement to leaseback approximately 50% of the building, which permits the Company’s current business operations in Sugar Land to continue without interruption. The aggregate selling price related to these two transactions is expected to be approximately $20,800 and management expects a gain on the sales of approximately $1,000. The sale of the building was completed on March 30, 2006 and resulted in a net selling price of $18,300 and the transaction for the sale of an adjacent land parcel is expected to close in April 2006 for an additional net selling price of $1,400. Accordingly, as summarized in Note 14, the $18,772 net carrying value of these assets has been reclassified as a current asset in the accompanying balance sheet at December 31, 2005.
Concurrent with the building sale, the Company leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1,500. The expected gain on the sale of $1,000 will be deferred and treated as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1,500 was withheld from the building sale proceeds to secure the Company’s obligations under the lease. The lease also required the issuance of letters of credit for $1,500 and $500. Assuming no uncured defaults under the lease, the $1,500 cash deposit will be refunded and the $1,500 letter of credit will be canceled, based on the achievement of any one of three financial tests over the

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
lease term beginning with the second quarter of 2007. The $500 letter of credit is required as a security deposit until the expiration of the lease term.
Refinancing of Credit Agreement. On March 30, 2006, the Company entered into a new three-year credit agreement with US Bank National Association (“US Bank”) and new subordinated debt financing (as described below) which resulted in the termination of the Previous Credit Agreement and the participation agreement described in Note 6. The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. The Company can periodically elect to use either the Prime Rate or the LIBOR Rate in connection with borrowings under this revolving line of credit. Prime Rate borrowings are initially set at the prime rate plus 0.50% and LIBOR Rate borrowings are initially set at the applicable LIBOR rate plus 3.00%. As of March 30, 2006, the interest rate for Prime Rate borrowings was 8.25%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the US Bank credit agreement. The credit agreement limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including an adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement.
Similar to the Previous Credit Agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Total borrowings are subject to limitation based on a percentage of eligible accounts receivable and inventories. As of March 30, 2006, the borrowing base calculation permitted total borrowings of approximately $44,000. After deducting the outstanding principal balance of approximately $24,000 and outstanding letters of credit of $2,000, the Company had borrowing availability of approximately $18,000 as of March 30, 2006.
The Company incurred debt issuance costs of approximately $1,000 in connection with the US Bank credit agreement, which will be capitalized and amortized to interest expense over the three-year term of the new credit agreement. Due to the early termination of the Previous Credit Agreement, the Company will recognize a charge to interest expense of approximately $1,400 to eliminate the unamortized costs in the first quarter of 2006.
Subordinated Debt Financing. On March 30, 2006, the Company entered into a $10,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of the Company’s majority stockholder. The Second Lien Note is collateralized by a second priority interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind or payable in cash with written approval from US Bank. The Company has the option to prepay the Second Lien Note with a prepayment penalty that ranges from 2.0% to 3.0% of the then outstanding principal balance.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
In connection with the US Bank credit agreement, an affiliate of the Company’s majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to $5,000 of subordinated loans to the Company if the FCC is below a prescribed level. Such loans would have similar terms as the Senior Lien Note; however, the interest rate on such additional loans could be increased to a maximum of 18%.
16. Quarterly Financial Information (Unaudited)
Presented below is selected unaudited quarterly financial information:

	Year Ended December 31, 2004				Year Ended December 31, 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$100,671	$130,381	$128,542	$115,794	$82,736	$81,758	$80,383	$83,853
Cost of goods sold	97,698	121,635	120,913	109,270	82,264	77,884	74,868	76,878

Gross profit	2,973	8,746	7,629	6,524	472	3,874	5,515	6,975
Selling, general & administrative	(5,609)	(6,394)	(5,762)	(6,596)	(5,618)	(6,136)	(5,652)	(5,352)
Severance, retention and lease exit costs	(632)	(67)	(282)	(104)	(26)	(611)	(44)	(188)
Related party management and consulting fees	(188)	(187)	(188)	(187)	(188)	(187)	(188)	(187)

Operating income (loss)	(3,456)	2,098	1,397	(363)	(5,360)	(3,060)	(369)	1,248
Interest expense	(849)	(1,097)	(991)	(1,045)	(1,090)	(1,187)	(1,199)	(1,227)
Gain (loss) on sale of assets	(9)	(25)	(1)	24	241	397	17	40
Unrealized gain (loss) on marketable equity securities	—	—	(428)	43	(144)	—	—	—
Other, net	35	35	133	42	164	105	17	65

Net income (loss)	$(4,279)	$1,011	$110	$(1,299)	$(6,189)	$(3,745)	$(1,534)	$126

Basic and diluted earnings (loss) per share	$(0.16)	$0.04	$0.00	$(0.05)	$(0.23)	$(0.14)	$(0.06)	$0.00

Earnings per share is computed independently for each quarter. The annual total amounts may not equal the sum of the quarterly amounts due to rounding.

SUNTRON CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable—Allowance for Doubtful Accounts
(Dollars in Thousands)

		Additions
	Balance at	Charged	Charged			Balance at
	Beginning	To Costs &	To Other			End Of
Year Ended December 31,	Of Year	Expenses	Accounts	Deductions		Year
2003	$1,740	$2,694	$31 (1)	$1,567	(2)	$2,898
2004	2,898	1,791	—	3,278	(3)	1,411
2005	1,411	1,465	—	1,198	(4)	1,678

(1)	Allowance for doubtful accounts established in purchase accounting for Trilogic Systems.

(2)	Deductions consist of write-offs of $345 and recoveries of $1,222.

(3)	Deductions consist of write-offs of $2,350 and recoveries of $928.

(4)	Deductions consist of write-offs of $637 and recoveries of $561.

Index To Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (4)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.4	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.5	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.6	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (3)

10.7	Second Amended and Restated Credit Agreement dated July 7, 2004 between Suntron Corporation and Citicorp USA and Congress Financial Corporation (5)

10.8	Amendment No. 1, Consent and Waiver to Suntron Corporation Second Amended and Restated Credit Agreement, dated March 29, 2005 (6)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement (8)

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement (8)

10.11	Employment agreement between Suntron and Hargopal (Paul) Singh (7)

21.1	List of Subsidiaries of the registrant. (2)

23.1	Consent of KPMG LLP (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (2)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Filed herewith.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(4)	Incorporated by reference to our 2002 Annual Report on Form 10-K filed on April 15, 2003.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on July 30, 2004.

(6)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2005.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 19, 2005.

(8)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on November 14, 2005.