Form 10-Q
period 2006-04-02
SUNTRON CORP
filed 2006-05-17
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended April 2, 2006, or

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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes☐ No ☑
     As of April 30, 2006, there were outstanding 27,510,779 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Condensed Consolidated Balance Sheets- December 31, 2005 and April 2, 2006	3-4

Condensed Consolidated Statements of Operations- For the Quarters Ended April 3, 2005 and April 2, 2006	5

Condensed Consolidated Statements of Cash Flows- For the Quarters Ended April 3, 2005 and April 2, 2006	6

Notes to Condensed Consolidated Financial Statements	7-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	16
Overview	16-18
Information About Our Business	18-19
Critical Accounting Policies and Estimates	19-22
Summary of Statement of Operations	22-23
Results of Operations	23-24
Liquidity and Capital Resources	24-30
Impact of Recently Issued Accounting Standards	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32-41
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	41-42
Item 6. Exhibits	42

SIGNATURES	43
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.16
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.21
EX-10.22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and April 2, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
ASSETS
Current Assets:
Cash and equivalents	$59	$90
Trade receivables, net of allowance for doubtful accounts of $1,678 and $1,737, respectively	51,377	53,789
Inventories	61,985	62,752
Land, building and improvements held for sale, net	18,772	1,198
Prepaid expenses and other	1,430	1,541

Total Current Assets	133,623	119,370

Property and Equipment:
Leasehold improvements	7,338	7,311
Manufacturing machinery and equipment	48,050	45,886
Furniture, computer equipment and software	34,327	33,641

Total	89,715	86,838
Less accumulated depreciation and amortization	(81,348)	(79,566)

Net Property and Equipment	8,367	7,272

Intangible and Other Assets:
Goodwill	10,918	10,918
Deposits and other	180	1,719
Debt issuance costs, net	1,586	860
Identifiable intangible assets, net of accumulated amortization of $1,325 and $1,375, respectively	675	625

Total Intangible and Other Assets	13,359	14,122

Total Assets	$155,349	$140,764

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
As of December 31, 2005 and April 2, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,605	$40,717
Outstanding checks in excess of cash balances	1,039	1,021
Borrowings under revolving credit agreement	47,000	23,106
Accrued compensation and benefits	6,181	7,213
Current portion of accrued exit costs related to facility closures	494	402
Payable to affiliates	501	218
Other accrued liabilities	5,934	2,867

Total Current Liabilities	99,754	75,544

Long-term Liabilities:
Subordinated debt payable to affiliate	—	10,000
Accrued exit costs related to facility closures	122	62
Other	905	1,519

Total Liabilities	100,781	87,125

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares and 27,490 shares, respectively	274	275
Additional paid-in capital	380,744	380,675
Deferred stock compensation	(276)	—
Accumulated deficit	(326,174)	(327,311)

Total Stockholders’ Equity	54,568	53,639

Total Liabilities and Stockholders’ Equity	$155,349	$140,764

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters Ended April 3, 2005 and April 2, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
Net Sales	$82,736	$95,795
Cost of Goods Sold	82,264	87,781

Gross profit	472	8,014

Operating Expenses:
Selling, general and administrative expenses	5,618	6,051
Severance, retention, and lease exit costs	26	122
Related party management and consulting fees	188	188

Total operating expenses	5,832	6,361

Operating income (loss)	(5,360)	1,653

Other Income (Expense):
Interest expense	(1,090)	(2,825)
Gain on sale of assets	241	20
Unrealized loss on marketable equity securities	(144)	—
Interest and other income	164	15

Total other income (expense)	(829)	(2,790)

Net loss	$(6,189)	$(1,137)

Loss Per Share (Basic and Diluted)	$(0.23)	$(0.04)

Weighed Average Shares Outstanding (Basic and Diluted)	27,415	27,456

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended April 3, 2005 and April 2, 2006
(In Thousands)

	2005	2006
Cash Flows from Operating Activities:
Net loss	$(6,189)	$(1,137)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,116	1,654
Amortization of debt issuance costs	209	1,711
Gain on sale of assets	(241)	(20)
Stock-based compensation expense	62	207
Unrealized loss on marketable equity securities	144	—
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	3,506	(2,412)
Inventories	10,120	(767)
Prepaid expenses and other	160	(150)
Increase (decrease) in:
Accounts payable	(5,320)	1,900
Accrued compensation and benefits	1,728	1,032
Other accrued liabilities	(876)	(3,155)

Net cash provided by (used in) operating activities	5,419	(1,137)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	1,891	16,716
Payments for acquisition of businesses	(1,383)	—
Payments for property and equipment	(852)	(700)

Net cash provided by (used in) in investing activities	(344)	16,016

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	87,484	123,365
Principal payments under debt agreements	(91,884)	(137,416)
Payments for debt issuance costs	(72)	(780)
Increase (decrease) in outstanding checks in excess of cash balances	(594)	(18)
Proceeds from exercise of stock options	—	1

Net cash used in financing activities	(5,066)	(14,848)

Net increase in cash and equivalents	9	31

Cash and Equivalents:
Beginning of period	14	59

End of period	$23	$90

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended April 3, 2005 and April 2, 2006
(In Thousands)

	2005	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$879	$2,319

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$—	$1,500

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the fiscal quarter ended April 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Loss Per Share
     Basic loss per share excludes dilution for potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended April 3, 2005 and April 2, 2006, as all potential common shares were antidilutive. For the quarter ended April 3, 2005, common stock options that were excluded from the calculation of loss per share amounted to an aggregate of 2,008 shares at exercise prices ranging from $0.01 to $57.24 per share. For the quarter ended April 2, 2006, common stock options that were excluded from the calculation of loss per share amounted to an aggregate of 2,600 shares at exercise prices ranging from $0.01 to $57.24 per share.
3. Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” This statement is a revision to Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Statement No. 123R establishes standards of accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This standard generally requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is then recognized over the period during which an employee is required to provide service (usually the vesting period) in exchange for the award. The grant-date fair value of employee stock options and similar instruments is estimated using an option-pricing model. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.
     Upon adoption, the Company transitioned to Statement No. 123R using the “modified-prospective” transition method. Under the modified-prospective method, the Company recognizes

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Accordingly, beginning January 1, 2006 compensation cost associated with stock options now includes (i) attribution of stock compensation expense for the remaining unvested portion of all stock option awards granted prior to 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) attribution of stock compensation cost associated with stock options granted subsequent to 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R related to previously recognized compensation expense and determined the amount to be immaterial. The Company also evaluated the excess tax benefits in additional paid-in capital as of January 1, 2006, and determined that amount to be immaterial. As a result of the adoption of SFAS No. 123R, the Company recognized $207 of compensation expense associated with stock options for the first quarter of 2006. As of April 2, 2006, there was $2,165 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.6 years.
     The modified prospective transition method of Statement No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R. If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the quarter ended April 3, 2005, would have been as follows:

	Net Loss	EPS
Amounts reported	$(6,189)	$(0.23)

Add stock-based employee compensation recorded under the intrinsic value method	62
Less stock-based employee compensation under the fair value method	(303)

Pro forma under fair value method	$(6,430)	$(0.23)

Fair Value Method. The weighted average fair value of options granted for the quarters ended April 3, 2005 and April 2, 2006 was $1.79 and $1.60, respectively. In estimating the fair value of stock options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 3,	April 2,
	2005	2006
Dividend yield	—	—
Expected volatility	106.5%	95.4%
Risk-free interest rate	4.3%	4.9%
Expected term (years)	6.0	4.0
     The dividend yield reflects the fact that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The expected

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
volatility is based upon the historical volatility of the Company’s common stock for the period of time prior to the grant date that is equivalent to the expected term of the related stock option. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the related stock option. The expected term is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes.
Stock Option Summary. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At April 2, 2006, approximately 2,320 shares were available for grant under the Plan.
     The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan for the quarter ended April 2, 2006:

	Shares	Price
Outstanding, beginning of period	2,264	$5.94
Granted	922	2.42
Canceled	(512)	9.09
Exercised	(74)	0.01

Outstanding, end of period	2,600	$4.24

No stock options were exercised during the quarter ended April 3, 2005. The total intrinsic value of stock options exercised during the quarter ended April 2, 2006 was $126. The following table summarizes information about stock options outstanding at April 2, 2006:

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term (Years)	Shares	Exercise Price	Shares
$0.01	$ 0.01	$ 0.01	1.9	170	$ 0.01	—
1.04	2.15	1.70	9.2	952	1.21	3
2.25	3.41	2.52	9.9	817	3.19	11
3.74	5.77	4.26	7.5	176	4.29	166
7.36	11.00	10.43	6.1	266	10.43	266
11.64	16.00	14.71	4.5	170	14.71	170
18.00	57.24	27.48	2.5	49	27.48	49

$0.01	$ 57.24	$ 4.24	8.1	2,600	$ 11.06	665

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
4. Inventories
     Inventories at December 31, 2005 and April 2, 2006 are summarized as follows:

	2005	2006
Purchased parts and completed sub-assemblies	$41,798	$41,032
Work-in-process	10,622	10,499
Finished goods	9,565	11,221

Total	$61,985	$62,752

     For the quarters ended April 3, 2005 and April 2, 2006, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $1,944 and $1,149, respectively.
5. Debt Financing
     At December 31, 2005, the Company had a $75,000 revolving credit facility with two financial institutions. In January 2006, the Company entered into an amendment to this credit agreement that provided for a more favorable customer concentration limit for receivables from a significant customer and also delayed certain scheduled reductions in advance rates for real estate and equipment. Additionally, an affiliate of the Company’s largest stockholder agreed in January 2006 to amend a participation agreement entered into in August 2005 to provide for an additional $5,000 to the financial institutions in exchange for an immediate increase in borrowing availability of $5,000.
     Although this credit agreement would not have expired until July 2008, customer concentration limits and future scheduled reductions in the advance rates for machinery, equipment and real estate made this facility unattractive to fund the Company’s planned activities through the maturity date. Accordingly, on March 30, 2006, the Company terminated this credit agreement and entered into new debt financing agreements as discussed below. Due to the early termination of this credit agreement, the Company recognized a charge to interest expense of $1,447 to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
     On March 30, 2006, the Company entered into a three-year credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of April 2, 2006, the interest rate for Prime Rate borrowings was 8.25% and no LIBOR Rate borrowings were outstanding. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the US Bank credit agreement. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a quarterly adjusted FCC ratio beginning in the second quarter of 2006.
     Similar to the previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under both credit agreements is classified as a current liability in our condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of April 2, 2006, the borrowing base calculation permitted total borrowings of $49,980. After deducting the outstanding principal balance of $23,106 and outstanding letters of credit of $2,000, the Company had borrowing availability of $24,874 as of April 2, 2006.
     On March 30, 2006, the Company also entered into a $10,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of the Company’s majority stockholder. The Second Lien Note is collateralized by a second priority interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). The Company has the option to prepay the Second Lien Note with a redemption penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2% of the then outstanding principal balance is due. Accordingly, the Company is recording interest expense related to this 2.0% fee using the effective interest method.
     In connection with the US Bank credit agreement, an affiliate of the Company’s majority stockholder also agreed to enter into a FCC maintenance agreement that requires the affiliate to make up to $5,000 of additional subordinated loans to the Company if the FCC is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can not exceed 18.0%.
     The Company incurred debt issuance costs of $0.9 million in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangement.
6. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters ended April 3, 2005 and April 2, 2006, are summarized as follows:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	2005	2006
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$239	$62
Lease exit costs	142	7
Moving and relocation costs	—	7

Total included in cost of goods sold	381	76

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	7	107
Lease exit costs	12	10
Moving, relocation and other costs	7	5

Total severance, retention and lease exit costs	26	122

Total Restructuring Expense	$407	$198

     Presented below is a description of the principal activities that resulted in the charges shown in the table above:
     For the quarter ended April 3, 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord whereby the Company paid $160 as consideration for the early termination of the lease.
     For the quarters ended April 3, 2005 and April 2, 2006, the Company incurred severance and retention costs of $246 and $169, respectively. These severance costs primarily related to the termination of executive officers of the Company and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the quarter ended April 2, 2006:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2005	$616	$316
Accrued expense for restructuring activities	—	169
Cash payments	(169)	(218)
Accretion of interest	17	—

Balance, April 2, 2006	$464	$267

     Accrued lease exit costs are expected to be paid through July 2007. As shown in the accompanying condensed consolidated balance sheet as of April 2, 2006, $402 of this obligation is included in current liabilities and $62 is included in long-term liabilities. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet and is expected to be paid over the next five months.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that the Company expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California and that Applied Materials is not liable for the Company’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas proceedings. On May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation to proceed in Fort Bend County, Texas (the location of the Company’s Sugar Land, Texas facility). The trial court has ordered that discovery will proceed and a trial date will be set.
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
8. Assets Held for Sale
     In July 2005, the Company began seeking a buyer for its facility and adjoining land in Sugar Land, Texas. This facility consisted of a 488,000 square foot building on approximately 32 acres of land. On March 30, 2006, the Company completed the sale of the building resulting in a net selling price of $18,238. The transaction for the sale of an adjacent land parcel closed on April 11, 2006, for an additional net selling price of $1,433. Accordingly, the net carrying value of assets held for sale are classified as current assets in the accompanying condensed consolidated balance sheets at December 31, 2005 and April 2, 2006, respectively. Presented below is a summary of the assets that were held for sale as of December 31, 2005 and April 2, 2006:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

	2005	2006
Vacant land held for sale	$1,798	$1,198
Building and improvements	18,477	—
Land associated with building	2,350	—

Total	22,625	1,198
Accumulated depreciation	(3,853)	—

Net Carrying Value	$18,772	$1,198

9. New Accounting Standards
     In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs”, an amendment of ARB No.43, Chapter 4. This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company was required to adopt this statement in the first quarter of 2006. The adoption of SFAS 151 did not have a material impact on the Company’s financial position, results of operations or cash flows.
     In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This standard applies to all voluntary changes in accounting principle and changes the requirements for the accounting and reporting of a change in accounting principle. The Company was required to adopt this statement in the first quarter of 2006. The Company’s results of operations and financial condition will only be impacted if the Company implements changes in accounting principles that are addressed by this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2005.
Statement Regarding Forward-Looking Statements
     This report on Form 10-Q contains forward-looking statements regarding future events, including our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity, anticipated cash needs and borrowing availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue and profitability; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; the final timing or outcome of the Applied Materials litigation and the precise amount of Suntron’s recovery, if any, from this litigation; and the business and economic risks described in Item 1A of Part II herein under the caption “Risk Factors.”
Overview
     Our net sales for the first quarter of 2006 totaled $95.8 million which reflects an increase of 15.8% over the first quarter of 2005, and 14.2% over the fourth quarter of 2005. The increase was primarily due to an expected one-time spike in sales from an industrial sector customer and strong demand from customers in our semiconductor capital equipment sector.
     Our gross profit for the first quarter of 2006 improved to $8.0 million compared to $0.5 million in the first quarter of 2005 and $7.0 million in the fourth quarter of 2005. Gross profit as a percentage of net sales improved to 8.4% for the first quarter of 2006, compared to 0.6% on net sales of $82.7 million in the first quarter of 2005 and 8.3% on net sales of $83.9 million in the fourth quarter of 2005. The improvement in gross profit for the first quarter of 2006 compared with the first quarter of 2005 was primarily attributable to the cumulative impact of restructuring and cost containment actions that were initiated throughout 2005 and supplemented by higher net sales.
     Our operating income for the first quarter of 2006 was $1.7 million, an improvement of $7.1 million as compared to an operating loss of $5.4 million for the first quarter of 2005. This is the second consecutive quarter of positive operating income and the fourth consecutive quarter of improvement in our operating income.
     Due to the repayment of our previous credit facility, a non-cash charge to interest expense of $1.4 million was incurred in the first quarter of 2006 for the write-off of unamortized debt issuance costs associated with the previous credit agreement. For the first quarter of 2006, we incurred restructuring costs of $0.2 million, legal fees and expenses of $0.6 million associated with ongoing litigation against Applied Materials, and we also adopted a new accounting standard for stock based compensation which resulted in a charge of $0.2 million. Despite these significant charges, our net loss for the first quarter of 2006 improved by $5.1 million to a net loss of $1.1 million, compared to a net loss of $6.2 million for the first quarter of 2005.
     During the first quarter of 2006, we completed the following actions that resulted in a significant reduction in our existing debt as well as a significant step in our ongoing efforts to “right-size” our business:
•	On March 30, 2006, we sold a building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.7 million that we used to repay outstanding debt. We leased back approximately half of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the expected benefit from eliminating future interest cost due to the repayment of debt, we also expect to eliminate fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a $10.0 million subordinated Note Purchase Agreement with an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5.0 million if we fail to comply with the financial covenants in our new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	On March 30, 2006, we entered into a new three-year credit facility with US Bank that permits borrowings of up to $50.0 million and matures in March 2009. As of March 30, 2006, the principal balance was approximately $23.1 million and we had unused borrowing availability of approximately $24.9 million.
     We believe the financing actions taken in the first quarter of 2006 will provide adequate liquidity to carry out our planned activities for the next year.
     We are continuing to invest in our sales and marketing efforts, and we have already begun to see benefits as evidenced by the addition of six new customers in the first quarter of 2006. In addition, we are continuing to review alternatives to further improve the utilization of our assets as we continue to execute our strategy to right-size our U.S. manufacturing footprint, and we are evaluating other actions that will reduce costs and drive sustainable improvement in our future financial performance.

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the first quarter of 2005 compared to the first quarter of 2006.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first quarter of 2006 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, the potential impact of litigation with Applied Materials on our liquidity and capital resources, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, property, plant and equipment, intangible assets, income taxes, warranty obligations, restructuring-related obligations, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We cannot assure you that actual results will not differ from those estimates. We believe the following critical accounting policies affect our most significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
     Contingencies. We are subject to loss contingencies arising in the ordinary course of business. These contingencies often involve legal proceedings where the outcome is not determinable with precision until all of the facts surrounding the dispute are known to both parties and legal counsel has had the opportunity to evaluate the merits of the case. An estimated loss from contingencies such as a legal proceedings and claims brought against us is required to be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Revisions in estimates related to the potential outcome of loss contingencies could have a material impact on our condensed consolidated results of operations and financial position.
     From time to time, we are also subject to gain contingencies in the ordinary course of our business. Generally, it is not appropriate to record the expected outcome of a gain contingency in our financial statements until it is realized in cash.
     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements for the year ended December 31, 2005, included in our Annual Report on Form 10-K.
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
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended April 3, 2005 and April 2, 2006:

	2005	2006
Net sales	100.0%	100.0%
Cost of goods sold	99.4%	91.6%

Gross profit	0.6%	8.4%
Operating expenses:
Selling, general, and administrative expenses	6.8%	6.3%
Severance, retention, and lease exit costs	0.0%	0.2%
Related party management and consulting fees	0.2%	0.2%

Operating income (loss)	(6.4)%	1.7%

     Comparison of Quarters Ended April 3, 2005 and April 2, 2006
     Net Sales. Net sales increased $13.1 million, or 15.8%, to $95.8 million for the first quarter of 2006 from $82.7 million for the first quarter of 2005. The increase in first quarter of 2006 net sales was primarily attributable to an increase of $19.8 million in our net sales to customers engaged in the industrial sector (including an expected one-time spike in sales to a single customer in this sector) and $8.1 million in net sales to customers in the semiconductor capital equipment sector. The increase in net sales was partially offset by an aggregate decrease of $14.9 million in net sales to customers engaged in our other market sectors.
     Net sales for the first quarter of 2005 and 2006 include approximately $4.1 million and $0.7 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the first quarter of 2005, Honeywell accounted for 29% of our net sales. For the first quarter of 2006, Honeywell accounted for 14% of our net sales, an industrial sector customer accounted for 16% of our net sales, and a customer in our semiconductor capital equipment sector accounted for 11% of our net sales. No other customer accounted for more than 10% of our revenue for the first quarter of 2005 and 2006.

     Gross Profit (Loss). Our gross profit increased $7.5 million from a profit of $0.5 million in the first quarter of 2005 to a profit of $8.0 million in the first quarter of 2006. Similarly, gross profit as a percentage of net sales increased from a profit of 0.6% of net sales in the first quarter of 2005 to a profit of 8.4% of net sales in the first quarter of 2006. The increase in gross profit in the first quarter of 2006 is primarily attributable to the realization of the benefits from restructuring and cost-cutting actions initiated in 2005 to reduce operating costs and supplemented by higher net sales.
     For the first quarter of 2005, we incurred restructuring costs of $0.4 million, consisting of $0.2 million for severance costs related to terminated employees, and $0.2 million for lease exit costs associated with the early termination of the Austin warehouse lease. For the first quarter of 2006, restructuring costs related to our manufacturing activities were insignificant.
     Through the first quarter of 2006 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first quarter of 2006 declined by approximately $0.5 million compared to the first quarter of 2005.
     Inventory write-downs decreased $0.8 million from $1.9 million, or 2.3% of net sales, in the first quarter of 2005 to $1.1 million, or 1.2% of net sales, in the first quarter of 2006. In both 2005 and 2006, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $0.5 million from $5.6 million in the first quarter of 2005 to $6.1 million in the first quarter of 2006. However, SG&A as a percentage of net sales decreased from 6.8% in the first quarter of 2005 to 6.3% in the first quarter of 2006. The increase in SG&A was primarily attributable to increases in legal and professional fees of $0.2 million (primarily related to our lawsuit against Applied Materials), $0.1 million in stock compensation expense (primarily due to the implementation of FAS123R), and $0.1 million in other salaries and benefits.
     Interest Expense. Interest expense increased approximately $1.7 million, from $1.1 million in the first quarter of 2005 to $2.8 million in the first quarter of 2006, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement. The increase in interest expense was also attributable to higher interest rates, which was partially offset by a decrease in our weighted average borrowings. Our weighted average interest rate increased from 5.5% in the first quarter of 2005 to 9.3% in the first quarter of 2006, primarily reflecting increases in short term interest rates in the U.S. and scheduled rate increases under our previous credit agreement over the past year. Our weighted average borrowings decreased from $60.6 million for the first quarter of 2005 to $47.5 million for the first quarter of 2006.
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash used by operating activities in the first quarter of 2006 was $1.1 million, compared with net cash provided by operating activities of $5.4 million in the first quarter of 2005. Our net loss for the first quarter of 2006 was equal to our negative operating cash flow. The principal reconciling items between our net loss and net cash used in operating activities include an increase in trade receivables of $2.4 million, an increase in inventories of $0.8 million, and a decrease in other accrued liabilities of $3.2 million, offset by $3.4 million of depreciation and amortization expense, an increase in accounts payable of $1.9 million, and an increase in accrued compensation and benefits of $1.0 million. Trade receivables increased in the first quarter of 2006 primarily due to higher net sales for the first quarter. For the first quarter of 2005, operating activities provided $5.4 million of cash, primarily due to lower inventories and receivables associated with a significant decrease in our net sales compared to the fourth quarter of 2004 due to the loss of business with Applied Materials.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 51 days for the first quarter of 2006, compared to 52 days for the first quarter of 2005.
     Inventories increased 1.2% to $62.8 million at April 2, 2006, compared to $62.0 million at December 31, 2005. For the first quarter of 2006, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.4 million for the first quarter of 2005 and $0.1 million for the first quarter of 2006, divided by quarter-end inventories) amounted to 5.6 times per year compared to 4.7 times per year for the comparable period in 2005. The improvement in inventory turns is primarily due to our continuing focus on asset management; however, we have inventories that are subject to legal proceedings with Applied Materials and our business relationship with Applied Materials has been terminated. Due to this ongoing dispute, we expect that our inventory turns will continue to be at relatively low levels until the litigation is resolved.
     Cash Flows from Investing Activities. Net cash provided by investing activities for the first quarter of 2006 was $16.0 million compared with net cash used by investing activities of $0.3 million in the first quarter of 2005. Investing cash flows for the first quarter of 2006 included $16.7 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. In arriving at the net cash proceeds, the net selling price of $18.2 million was reduced by a $1.5 million cash deposit and $0.1 million for accrued property taxes that were retained by the purchaser. We leased back approximately 50% of the building for a period of seven years. The gain on the sale of $0.8 million was deferred and will be treated as a reduction of rent expense over the seven-year term of the lease agreement. Our cash inflows for investing activities were partially offset by payments of $0.7 million primarily for manufacturing equipment and leasehold improvements.
     The cash deposit of $1.5 million discussed above was withheld from the building sale proceeds to secure the Company’s obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved .
     Investing cash flows for the first quarter of 2005 totaled $2.2 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and payments of $0.9 million primarily for manufacturing equipment and leasehold improvements for our new facility in Mexico. Our cash outflows for investing activities were partially offset by $1.9 million of proceeds from the sale of certain equipment used for plastic injection molding and sheet metal fabrication.

     Cash Flows from Financing Activities. Net cash used by financing activities in the first quarter of 2006 was $14.8 million, compared with net cash used by financing activities of $5.1 million in the first quarter of 2005. Financing cash flows in the first quarter of 2006 reflect the net repayment of debt of $14.1 million and payment of $0.8 million of debt issuance costs associated with the new credit agreement with US Bank and the Second Lien Note with an affiliate of our majority stockholder.
     Financing cash flows in the first quarter of 2005 reflect the net repayment of debt of $4.4 million, payment of $0.1 million of debt issuance costs, and a decrease in outstanding checks in excess of cash balances of $0.6 million.
     Contractual Obligations. The following table summarizes our contractual obligations as of April 2, 2006:

	Debt	Operating	Purchase
	Agreements(1)	Leases (2)	Obligations (3)	Other (4)	Total
		(Dollars in Table are in Millions)
Year ending March 31:
2007	$25.1	$5.9	$39.7	$0.3	$71.0
2008	—	4.2	0.1	—	4.3
2009	—	3.2	—	—	3.2
2010	10.0	2.9	—	—	12.9
2011	—	2.7	0.3	—	3.0
After 2012	—	4.0	—	—	4.0

	$35.1	$22.9	$40.1	$0.3	$98.4

(1) Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $23.1 million. The US Bank credit agreement expires in March 2009 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $10.0 million under a subordinated Note Purchase Agreement with an affiliate of our majority stockholder that is due in May 2009.
(2) Includes an aggregate of $0.8 million, which has been included in the determination of our liability for lease exit costs that is recorded on our condensed consolidated balance sheet at April 2, 2006. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.
(3) Consists of obligations under outstanding purchase orders. Approximately 86% of the deliveries under outstanding purchase orders are expected to be received in the second quarter of 2006. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.
(4) Consists of $0.3 million payable under agreements for the acquisition of manufacturing equipment.
Capital Resources. Our working capital at April 2, 2006 totaled $43.8 million compared to $33.9 million at December 31, 2005. At December 31, 2005, we had a $75.0 million revolving credit facility with two financial institutions. In January 2006, we entered into an amendment to this credit agreement that provided for a more favorable customer concentration limit for receivables from a significant customer and also delayed certain scheduled reductions in advance rates for real estate and equipment. Additionally, an affiliate of our largest stockholder agreed to amend the participation agreement entered into in August 2005 to provide an additional $5.0 million to the lenders on January 31, 2006 in exchange for an immediate increase in our borrowing availability of $5.0 million.
     Although this credit agreement did not expire until July 2008, customer concentration limits and future scheduled reductions in the advance rates for machinery, equipment and real estate made this facility unattractive to fund our planned activities through the maturity date. Accordingly, on March 30, 2006, we terminated this credit agreement and, as discussed below, we entered into new debt agreements with US Bank and with an affiliate of our majority stockholder. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
     In January 2006, we obtained approval from our board of directors and lenders to enter into two separate agreements to sell our building and adjoining land in Sugar Land, Texas. We were able to structure the sale of the building with a concurrent agreement to leaseback approximately 50% of the building, which permits our current business operations in Sugar Land to continue without interruption. The sale of the building was completed on March 30, 2006 and resulted in a net selling price of $18.2 million and a gain on the sale of approximately $0.8 million.
     Concurrent with the building sale, we leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1.5 million. The gain on the sale was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1.5 million was withheld from the building sale proceeds to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved .
     On March 30, 2006, we entered into a three-year credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of April 2, 2006, the interest rate for Prime Rate borrowings was 8.25% and no LIBOR Rate borrowings were outstanding. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
     Substantially all of our assets are pledged as collateral for outstanding borrowings under the US Bank credit agreement. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a quarterly adjusted FCC ratio beginning in the second quarter of 2006.
     Similar to our previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires us to direct our customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance under both credit agreements is classified as a current liability in our condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of April 2, 2006, the borrowing base calculation permitted total borrowings of $50.0 million. After deducting the outstanding principal balance of $23.1 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $24.9 million as of April 2, 2006.
     On March 30, 2006, we also entered into a $10.0 million subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of our majority stockholder. The Second Lien Note is collateralized by a second priority interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a prepayment penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method.
     In connection with the US Bank credit agreement, an affiliate of our majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to an additional $5.0 million of subordinated loans to us if the FCC is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can not exceed 18.0%.
     We incurred debt issuance costs of $0.9 million in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangement.
     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied Materials) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied Materials was a customer of Suntron and its predecessors for over ten years. During 2003 and 2004 we intensified our efforts to recover costs incurred for excess and obsolete inventories. In October 2004, Applied Materials notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied Materials had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of

California. Applied Materials’ Complaint seeks to establish that the dispute should be resolved in California and that it is not liable for Suntron’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas proceedings. On May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation to proceed in Fort Bend County, Texas (the location of our Sugar Land, Texas facility). The trial court has ordered that discovery will proceed and a trial date will be set.
     Our dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of our inventories. Similar to the process employed for all of our customers, we evaluated excess inventories for Applied Materials on a quarterly basis and write-downs were recognized in the period when we determined that recovery was not appropriate based on the applicable written agreements. We believe that Applied Materials is responsible for the net carrying value of inventories that we purchased on its behalf and we intend to vigorously prosecute all of our claims. No assurances can be made as to the final timing or outcome of the litigation. In connection with this litigation, we currently expect to incur attorneys’ fees and related costs of up to $1.5 million during the remainder of 2006.
     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended April 3, 2005 and April 2, 2006 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. Our lenders modified the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA under our revolving credit agreement:

	For the Quarter Ended:
	April 3,	April 2,
	2005	2006
	(Dollars in Millions)
Net loss	$(6.2)	$(1.1)
Income tax expense	—	—
Interest expense	1.1	2.8
Depreciation and amortization	2.1	1.6

EBITDA per “traditional” definition	(3.0)	3.3
Restructuring costs (A)	0.4	0.2
Other charges (B)	1.0	0.8

EBITDA per credit agreement definition	$(1.6)	$4.3

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.
(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
Impact of Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board issued Statement No. 151, “Inventory Costs”, an amendment of ARB No.43, Chapter 4. This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material be recognized as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We were required to adopt this statement in the first quarter of 2006. The adoption of SFAS 151 did not have a material impact on our financial position, results of operations or cash flows.
     In June 2005, the Financial Accounting Standards Board issued Statement No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3. This standard applies to all voluntary changes in accounting principle and changes the requirements for the accounting and reporting of a change in accounting principle. We were required to adopt this statement in the first quarter of 2006. Our results of operations and financial condition will only be impacted if we implement changes in accounting principles that are addressed by this standard.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of April 2, 2006, we have a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information reported under Item 3, Legal Proceedings, of our 2005 Annual Report on Form 10-K is incorporated herein by reference. In addition, on May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation to proceed in Fort Bend County, Texas (the location of our Sugar Land, Texas facility). The trial court has ordered that discovery will proceed and a trial date will be set.
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
     As of April 2, 2006, we had outstanding bank debt of approximately $23.1 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $10.0 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance capital expenditures, business acquisitions, or for other purposes.
     Significant levels of debt could have negative consequences. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal repayment requirements, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if our revenues decrease;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs; and

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry if we are unable to borrow additional funds to upgrade our equipment or facilities.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.
     We may need to raise additional funds for the following purposes:
•	to fund working capital requirements for future growth that we may experience;

•	to enhance or expand the range of services we offer, including required capital equipment needs;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.
If such funds are not available when required or on acceptable terms, our business and financial results could deteriorate.
We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.
     Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $74.8 million in the second quarter of 2003 to a high of $197.9 million in the first quarter of 2001. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: 1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and 2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2005, Honeywell accounted for 25% of our net sales. For the first quarter of 2006, Honeywell accounted for 14% of our net sales, an industrial sector customer accounted for 16% of our net sales, and a customer in our semiconductor capital equipment sector accounted for 11% of our net sales.
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
     In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. From time to time we agree to accept orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our credit agreement. Finally, if one or more of our significant customers were to become insolvent or were otherwise unable to pay for our services, our results of operations could deteriorate substantially.
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
     We completed two business combinations in 2002 and one each in 2003 and 2004, and we anticipate that we will seek to identify and acquire additional suitable businesses in the EMS industry. The long-term success of business combinations depends upon our ability to unite the business strategies, human resources, and information technology systems of previously separate companies. The difficulties of combining operations include the necessity of coordinating geographically separated organizations and integrating personnel with diverse business backgrounds. Combining management resources could result in changes affecting all employees and operations. Differences in management approach and corporate culture may strain employee relations.
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
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to 27,490,000 issued and outstanding shares as of April 2, 2006. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and six of our ten directors are representatives of Thayer-Blum. In addition, we recently borrowed $10.0 million from an affiliate of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not Applicable
Item 5. Other Information
     Executive Compensation Arrangements. On May 16, 2006, the Company entered into an Amended and Restated Employment Agreement with Hargopal Singh, the Company’s President and Chief Executive Officer, pursuant to which his existing employment agreement was amended to (i) increase his base salary to $400,000; (ii) provide for a potential 2006 performance bonus of up to $480,000, based on achieving certain revenue, EBITDA and operational objectives established by the Compensation Committee of the Company’s Board of Directors; and (iii) provide for a severance payment equal to three times the sum of his base salary and the maximum bonus payable to him by the Company for the fiscal year in which his employment is terminated, in the event that his employment is terminated within 12 months following a “Change of Control” (as defined in the agreement) by either (1) the Company without “Cause” (as defined in the agreement) or (2) Mr. Singh for “Good Reason” (as defined in the agreement).

     On May 16, 2006, the Company also entered into Change of Control Severance Agreements with James A. Doran and Oscar Hager, the Company’s Chief Accounting Officer and Vice President of Information Technology and Administration, respectively. The Change of Control Severance Agreements provide that, in the event the executive is terminated within 12 months following a “Change of Control” (as defined in the Change of Control Agreement) by either (1) the Company without “Cause” (as defined in the Change of Control Agreement) or (2) the executive for “Good Reason” (as defined in the Change of Control Agreement), the executive will be entitled to receive as severance a payment equal to two times the sum of his base salary and the maximum bonus payable to him by the Company for the fiscal year in which the executive’s employment was terminated.
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.12	Form of Change of Control Severance Agreement between Suntron Corporation and certain executives

Exhibit 10.13	Earnest Money Contract dated effective as of December 27, 2005 by and between Suntron GCO, LP and GSL Industrial Partners, L.P.

Exhibit 10.14	First Letter Agreement to Earnest Money Contract dated as February 2, 2006

Exhibit 10.15	Second Letter Agreement to Earnest Money Contract dated as of March 8, 2006

Exhibit 10.16	Third Letter Agreement to Earnest Money Contract dated as of March 17, 2006

Exhibit 10.17	Fourth Letter Agreement to Earnest Money Contract dated as of March 22, 2006

Exhibit 10.18	Assignment of Earnest Money Contract dated as of March 21, 2006 between Suntron GCO, LP and GSL Industrial Partners, L.P.

Exhibit 10.19	Triple Net Industrial Lease dated effective as of March 30, 2006 by and between Suntron GCO, LP and GSL 16/VIF Gillingham, L.P.

Exhibit 10.20	Financing Agreement dated as of March 28, 2006 by and between Suntron Corporation and U.S. Bank National Association.

Exhibit 10.21	Note Purchase Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P.

Exhibit 10.22	Maintenance Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)

Date: May 17, 2006	/s/ Hargopal Singh
Hargopal Singh
Chief Executive Officer

Date: May 17, 2006	/s/ Thomas B. Sabol

Thomas B. Sabol
Chief Financial Officer

Date: May 17, 2006	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

Index to Exhibits

Exhibit 10.12	Form of Change of Control Severance Agreement between Suntron Corporation and certain executives

Exhibit 10.13	Earnest Money Contract dated effective as of December 27, 2005 by and between Suntron GCO, LP and GSL Industrial Partners, L.P.

Exhibit 10.14	First Letter Agreement to Earnest Money Contract dated as February 2, 2006

Exhibit 10.15	Second Letter Agreement to Earnest Money Contract dated as of March 8, 2006

Exhibit 10.16	Third Letter Agreement to Earnest Money Contract dated as of March 17, 2006

Exhibit 10.17	Fourth Letter Agreement to Earnest Money Contract dated as of March 22, 2006

Exhibit 10.18	Assignment of Earnest Money Contract dated as of March 21, 2006 between Suntron GCO, LP and GSL Industrial Partners, L.P.

Exhibit 10.19	Triple Net Industrial Lease dated effective as of March 30, 2006 by and between Suntron GCO, LP and GSL 16/VIF Gillingham, L.P.

Exhibit 10.20	Financing Agreement dated as of March 28, 2006 by and between Suntron Corporation and U.S. Bank National Association.

Exhibit 10.21	Note Purchase Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P.

Exhibit 10.22	Maintenance Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002