Form 10-Q
period 2006-07-02
SUNTRON CORP
filed 2006-08-15
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended July 2, 2006,
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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 31, 2006, there were outstanding 27,547,725 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Condensed Consolidated Balance Sheets- December 31, 2005 and July 2, 2006	3-4

Condensed Consolidated Statements of Operations- For the Quarters and the Six Months Ended July 3, 2005 and July 2, 2006	5

Condensed Consolidated Statements of Cash Flows- For the Six Months Ended July 3, 2005 and July 2, 2006	6-7

Notes to Condensed Consolidated Financial Statements	8-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	16
Overview	16-18
Information About Our Business	18-19
Critical Accounting Policies and Estimates	20-22
Summary of Statement of Operations	22-23
Results of Operations	23-26
Liquidity and Capital Resources	26-31

Item 3. Quantitative and Qualitative Disclosures about Market Risk	31

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33-42
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3. Defaults Upon Senior Securities	43
Item 4. Submission of Matters to a Vote of Security Holders	43
Item 5. Other Information	43
Item 6. Exhibits	43

SIGNATURES	44
Exhibit 10.11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and July 2, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
ASSETS
Current Assets:
Cash and equivalents	$59	$109
Trade receivables, net of allowance for doubtful accounts of $1,678 and $1,912, respectively	51,377	49,224
Inventories	61,985	61,120
Land, building and improvements held for sale, net	18,772	—
Prepaid expenses and other	1,430	1,341

Total Current Assets	133,623	111,794

Property and Equipment:
Leasehold improvements	7,338	7,335
Manufacturing machinery and equipment	48,050	45,305
Furniture, computer equipment and software	34,327	32,976

Total	89,715	85,616
Less accumulated depreciation and amortization	(81,348)	(79,133)

Net Property and Equipment	8,367	6,483

Intangible and Other Assets:
Goodwill	10,918	10,918
Deposits and other	180	1,764
Debt issuance costs, net	1,586	791
Identifiable intangible assets, net of accumulated amortization of $1,325 and $1,425, respectively	675	575

Total Intangible and Other Assets	13,359	14,048

Total Assets	$155,349	$132,325

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
As of December 31, 2005 and July 2, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,605	$32,345
Outstanding checks in excess of cash balances	1,039	4,143
Borrowings under revolving credit agreement	47,000	21,312
Accrued compensation and benefits	6,181	6,250
Current portion of accrued exit costs related to facility closures	494	540
Payable to affiliates	501	410
Other accrued liabilities	5,934	2,760

Total Current Liabilities	99,754	67,760

Long-term Liabilities:
Subordinated debt payable to affiliate	—	10,421
Accrued exit costs related to facility closures	122	—
Other	905	1,642

Total Liabilities	100,781	79,823

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares and 27,548 shares, respectively	274	275
Additional paid-in capital	380,744	380,854
Deferred stock compensation	(276)	—
Accumulated deficit	(326,174)	(328,627)

Total Stockholders’ Equity	54,568	52,502

Total Liabilities and Stockholders’ Equity	$155,349	$132,325

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Six Months Ended July 3, 2005 and July 2, 2006
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Net Sales	$81,758	$85,101	$164,494	$180,896
Cost of Goods Sold	77,884	78,895	160,148	166,676

Gross profit	3,874	6,206	4,346	14,220

Operating Expenses:
Selling, general and administrative expenses	6,136	6,198	11,754	12,249
Severance, retention and lease exit costs	611	222	637	344
Related party management and consulting fees	187	187	375	375

Total operating expenses	6,934	6,607	12,766	12,968

Operating income (loss)	(3,060)	(401)	(8,420)	1,252

Other Income (Expense):
Interest expense	(1,187)	(938)	(2,277)	(3,763)
Gain on sale of assets, net	397	26	638	46
Interest and other income (expense)	105	(3)	125	12

Total other income (expense)	(685)	(915)	(1,514)	(3,705)

Net loss	$(3,745)	$(1,316)	$(9,934)	$(2,453)

Loss Per Share (Basic and Diluted)	$(0.14)	$(0.05)	$(0.36)	$(0.09)

Weighed Average Shares Outstanding (Basic and Diluted)	27,415	27,526	27,415	27,491

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended July 3, 2005 and July 2, 2006
(In Thousands)

	2005	2006
Cash Flows from Operating Activities:
Net loss	$(9,934)	$(2,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,136	2,781
Amortization of debt issuance costs	430	1,839
Gain on sale of assets	(638)	(46)
Stock-based compensation expense	102	386
Interest on subordinated debt to affiliate	—	421
Unrealized loss on marketable equity securities	144	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables, net	4,374	2,153
Inventories	13,886	865
Prepaid expenses and other	(184)	5
Increase (decrease) in:
Accounts payable	(1,765)	(6,324)
Accrued compensation and benefits	(906)	69
Other accrued liabilities	8	(2,882)

Net cash provided by (used in) operating activities	9,653	(3,186)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	2,820	18,189
Professional fees associated with sale of property	—	(105)
Payments for acquisition of businesses	(1,383)	—
Payments for property and equipment	(1,548)	(1,060)

Net cash provided by (used in) in investing activities	(111)	17,024

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	168,639	214,101
Principal payments under debt agreements	(174,514)	(230,060)
Payments for debt issuance costs	(217)	(934)
Increase (decrease) in outstanding checks in excess of cash balances	(3,441)	3,104
Proceeds from exercise of stock options	—	1

Net cash used in financing activities	(9,533)	(13,788)

Net increase in cash and equivalents	9	50
Cash and Equivalents:
Beginning of period	14	59

End of period	$23	$109

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Six Months Ended July 3, 2005 and July 2, 2006
(In Thousands)

	2005	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,729	$2,672

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$—	$1,500

Contract payable for acquisition of equipment	$53	$—

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the fiscal quarter and the six months ended July 2, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Loss Per Share
   Basic loss per share excludes dilution for potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters and the six months ended July 3, 2005 and July 2, 2006, as all potential common shares were antidilutive. For the three and six-month periods ended July 3, 2005, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,596 shares at exercise prices ranging from $0.01 to $57.24 per share. For the three and six-month periods ended July 2, 2006, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,457 shares at exercise prices ranging from $0.01 to $57.24 per share.
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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     Upon adoption, the Company transitioned to Statement No. 123R using the “modified-prospective” transition method. Under the modified-prospective method, the Company recognizes compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Accordingly, beginning January 1, 2006 compensation cost associated with stock options now includes (i) attribution of stock compensation expense for the remaining unvested portion of all stock option awards granted prior to 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) attribution of stock compensation cost associated with stock options granted subsequent to 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R related to previously recognized compensation expense and determined the amount to be immaterial. The Company also evaluated the excess tax benefits in additional paid-in capital as of January 1, 2006, and determined that amount to be immaterial. As a result of the adoption of SFAS No. 123R, the Company recognized $179 and $386 of compensation expense associated with stock options for the quarter and six months ended July 2, 2006. As of July 2, 2006, there was $1,218 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 3.2 years.
     The modified prospective transition method of Statement No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R. If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the quarter and the six months ended July 3, 2005, would have been as follows:

	Quarter		Six Months
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(3,745)	$(0.14)	$(9,934)	$(0.36)

Add stock-based employee compensation recorded under the intrinsic value method	40		102
Less stock-based employee compensation recorded under the fair value method	(266)		(532)

Pro forma under fair value method	$(3,971)	$(0.14)	$(10,364)	$(0.38)

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Fair Value Method. The weighted average fair value of options granted for the quarters ended July 3, 2005 and July 2, 2006 was $1.34 and $1.27, respectively. The weighted average fair value of options granted for the six months ended July 3, 2005 and July 2, 2006 was $1.35 and $1.60, respectively. In estimating the fair value of stock options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Dividend yield	—	—	—	—
Expected volatility	109.2%	92.7%	109.2%	95.4%
Risk-free interest rate	3.7%	5.2%	3.7%	4.9%
Expected term (years)	4.0	3.7	4.0	4.0
     The dividend yield reflects the fact that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The expected volatility is based upon the historical volatility of the Company’s common stock for the period of time prior to the grant date that is equivalent to the expected term of the related stock option. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the related stock option. The expected term is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes.
Stock Option Summary. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At July 2, 2006, approximately 2,404 shares were available for grant under the Plan.
     The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan for the six months ended July 2, 2006:

	Shares	Price
Outstanding as of December 31, 2005	2,264	$5.94
Granted	934	2.41
Canceled	(608)	8.42
Exercised	(133)	0.01

Outstanding as of July 2, 2006	2,457	$4.31

     No stock options were exercised during the quarter or six months ended July 3, 2005. The total intrinsic value of stock options exercised during the quarter and the six months ended July 2, 2006 was $115 and $241, respectively. The following table summarizes information about stock options outstanding at July 2, 2006:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term (Years)	Shares	Exercise Price	Shares
$0.01	$0.01	$0.01	1.7	107	$0.01	—
1.04	2.25	1.71	9.0	973	1.69	204
2.50	3.74	2.58	9.4	793	3.61	46
4.16	5.77	4.39	7.4	125	4.39	125
7.36	11.00	10.42	5.8	244	10.42	244
11.64	15.20	14.65	4.3	161	14.65	161
15.88	57.24	26.15	2.3	54	26.15	54

$0.01	$57.24	$4.31	8.0	2,457	$8.85	834

4. Inventories
     Inventories at December 31, 2005 and July 2, 2006 are summarized as follows:

	2005	2006
Purchased parts and completed sub-assemblies	$41,798	$41,864
Work-in-process	10,622	9,519
Finished goods	9,565	9,737

Total	$61,985	$61,120

     For the quarters ended July 3, 2005 and July 2, 2006, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $1,930 and $707, respectively. For the six months ended July 3, 2005 and July 2, 2006, the Company recognized write-downs of excess and obsolete inventories of $3,874 and $1,856, respectively.
5. Debt Financing
          At December 31, 2005, the Company had a $75,000 revolving credit facility with two financial institutions which was scheduled to expire in July 2008. On March 30, 2006, the Company terminated this credit agreement and entered into new debt financing agreements as discussed below. Due to the early termination of this credit agreement, the Company recognized a charge to interest expense of $1,447 to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
     On March 30, 2006, the Company entered into a three-year credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of July 2, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.00%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
     Substantially all of the Company’s assets are pledged as collateral for outstanding borrowings under the US Bank credit agreement. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a rolling four-quarter adjusted FCC ratio.
     Similar to the previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under our previous and current credit agreements is classified as a current liability in our condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of July 2, 2006, the borrowing base calculation permitted total borrowings of $44,993, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $21,312 and outstanding letters of credit of $2,000, the Company had borrowing availability of $21,681 as of July 2, 2006.
     On March 30, 2006, the Company also entered into a $10,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of the Company’s majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). The Company has the option to prepay the Second Lien Note with a redemption penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, the Company is recording interest expense related to this 2.0% fee using the effective interest method.
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
     The Company incurred debt issuance costs of $1,044 in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
6. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters and the six months ended July 3, 2005 and July 2, 2006, are summarized as follows:

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$461	$201	$700	$263
Lease exit costs	14	39	156	46
Moving and relocation costs	—	5	—	12

Total included in cost of goods sold	475	245	856	321

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	435	29	442	136
Lease exit costs	165	184	177	194
Moving, relocation and other costs	11	9	18	14

Total severance, retention and lease exit costs	611	222	637	344

Total Restructuring Expense	$1,086	$467	$1,493	$665

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
     In the second quarter of 2005 and 2006, the Company incurred lease exit charges of $179 and $223, respectively, primarily due to revised assumptions about subleasing activities for the former Phoenix, Arizona headquarters location.
     In June 2006, the Company announced plans to consolidate its Northeast contract manufacturing business unit, (“NEO”), located in Lawrence, Massachusetts to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with the initial phase of the consolidation, the Company recorded severance and retention costs of $218 in the second quarter of 2006. NEO shares the Lawrence facility with two other business units that will continue to utilize the facility; therefore, the Company did not record a lease exit charge during the second quarter of 2006. The Company expects the relocation will be

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
substantially completed in October 2006 and that additional costs for retention, relocation, moving and other costs will be approximately $700 during the remainder of 2006.
     For the quarter and the six months ended July 2, 2006, the Company incurred severance and retention costs of $230 and $399, respectively. These severance costs primarily related to the NEO consolidation and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the six months ended July 2, 2006:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2005	$616	$316
Accrued expense for restructuring activities	205	399
Cash Receipts under subleases	27	—
Cash payments	(343)	(439)
Accretion of interest	35	—

Balance, July 2, 2006	$540	$276

     Accrued lease exit costs are expected to be paid through July 2007. This obligation is included in current liabilities in the accompanying condensed consolidated balance sheet as of July 2, 2006. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet and is expected to be paid over the next three months.
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
     In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that the Company expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. This Complaint seeks to establish that the dispute should be resolved in California and that Applied Materials is not liable for the Company’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas proceedings. On May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation to proceed in Fort Bend County, Texas (the location of the Company’s Sugar Land, Texas facility). The trial court has ordered that discovery shall proceed with the trial scheduled to commence on March 26, 2007.

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
8. Assets Held for Sale
     In July 2005, the Company began seeking a buyer for its facility and adjoining land in Sugar Land, Texas. This facility consisted of a 488,000 square foot building on approximately 32 acres of land. On March 30, 2006, the Company completed the sale of the building resulting in a net selling price of $18,224. The transaction for the sale of an adjacent land parcel closed on April 11, 2006, for an additional net selling price of $1,422. Accordingly, the net carrying value of assets held for sale are classified as current assets in the accompanying condensed consolidated balance sheet at December 31, 2005. Presented below is a summary of the assets that were held for sale as of December 31, 2005:

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
Overview
     Our net sales for the second quarter of 2006 totaled $85.1 million, which reflects an increase of 4.1% over the second quarter of 2005. Net sales decreased 11.2% from the first quarter of 2006. Net sales for the first quarter of 2006 reflected a one-time spike in sales from an industrial sector customer and strong demand from customers in our semiconductor capital equipment sector.
     Our gross profit for the second quarter of 2006 improved to $6.2 million compared to $3.9 million in the second quarter of 2005. Gross profit as a percentage of net sales improved to 7.3% for the second quarter of 2006, compared to 4.7% on net sales of $81.8 million in the second quarter of 2005. The improvement in gross profit for the second quarter of 2006 compared with the second quarter of 2005 was primarily attributable to the cumulative impact of restructuring and cost containment actions that were initiated throughout 2005 and supplemented by slightly higher net sales. Gross profit as a percentage of sales decreased from 8.4% on net sales of $95.8 million in the first quarter of 2006, primarily as a result of lower net sales in the second quarter of 2006.
     Our operating loss for the second quarter of 2006 was $0.4 million, an improvement of $2.7 million as compared to an operating loss of $3.1 million for the second quarter of 2005. For the first quarter of 2006, operating income was $1.7 million, which was primarily attributable to incremental gross profit associated with higher net sales.

     During the first six months of 2006, we completed the following actions resulting in a significant reduction in our existing debt and we made significant progress in our ongoing efforts to “right-size” our business and reduce fixed costs:
•	On March 30, 2006, we sold a building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.7 million that we used to repay outstanding debt. On April 11, 2006, the sale of an adjacent land parcel was completed, which generated additional net proceeds of approximately $1.4 million. We leased back approximately half of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the expected benefit from eliminating future interest cost due to the repayment of debt, we also expects to eliminate fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a new three-year credit facility with US Bank that permits borrowings of up to $50.0 million and matures in March 2009. As of July 2, 2006, the principal balance was approximately $21.3 million and we had unused borrowing availability of approximately $21.7 million.

•	On March 30, 2006, we entered into a $10.0 million subordinated Note Purchase Agreement with an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5.0 million if we fail to comply with the financial covenants in our new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	In June 2006, we announced plans to consolidate our Northeast contract manufacturing business unit, (“NEO”), located in Lawrence, Massachusetts to alternate Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with the initial phase of the consolidation, we recorded severance and retention costs of $0.2 million in the second quarter of 2006. We expect the relocation will be substantially completed in October 2006 and that additional costs for retention, relocation, moving and other costs up to approximately $0.7 million will be incurred during the remainder of 2006.
     We believe the financing and consolidation actions taken in the first six months of 2006 will provide adequate liquidity to carry out our planned activities for the next year.
     Our refocused sales and marketing efforts have resulted in increased new product introduction and new customer activity that provides us with several opportunities for future growth, including the addition of four new customers during the quarter. However, as we look ahead to the third quarter of 2006, we expect net sales will be in the range of $71 million to $75 million reflecting the delay in the ramp-up of certain new programs and the seasonality with certain customers. Some of our customers may experience significant seasonality in their business which can have a direct impact on the volatility of our quarterly net sales. For the third quarter of 2006, this seasonality is mainly attributable to our semiconductor capital equipment and industrial sectors.
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

     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the second quarter of 2005 compared to the second quarter of 2006. This section also contains a similar discussion and analysis of our operating results for the first six months of 2005 compared to the first six months of 2006.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first six months of 2006 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, the potential impact of litigation with Applied Materials on our liquidity and capital resources, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
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
     Restructuring Activities and Asset Impairments. When we undertake restructuring activities and decide to close a plant that we occupy under a non-cancelable operating lease, we are required to estimate how long it will take to locate a new tenant to sublease the facility and to estimate the rate that we are likely to receive when a tenant is located. Accordingly, we will incur additional lease exit charges in future periods if our estimates of the rate or timing of sublease payments turns out to be less favorable than our current expectations. We also consider the estimated cost of building improvements, brokerage commissions, and any other costs we believe will be incurred in connection with the subleasing process. The precise outcome of most of these factors is difficult to predict. We review our estimates at least quarterly, including consultation with our commercial real estate advisors to assess changes in market conditions, feedback from parties that have expressed interest, and other information that we believe is relevant to most accurately reflect the expected outcome of obtaining a subtenant to lease the facility. Commercial real estate conditions are currently weak in the areas in which we are attempting to sublease vacant facilities, and we believe our estimates have appropriately considered these conditions.
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
     Contingencies. We are subject to loss contingencies arising in the ordinary course of business. These contingencies often involve legal proceedings where the outcome is not determinable with precision until all of the facts surrounding the dispute are known to both parties and legal counsel has had the opportunity to evaluate the merits of the case. An estimated loss from contingencies such as a legal proceeding and claim brought against us is required to be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Revisions in estimates related to the potential outcome of loss contingencies could have a material impact on our condensed consolidated results of operations and financial position.
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
     Related party management and consulting fees consist of fees paid to affiliates of our majority stockholder. The services provided under these arrangements consist of management fees related to corporate development activities and consulting services for strategic and operational matters.

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
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended July 3, 2005 and July 2, 2006:

	Quarter Ended		Six Months Ended
	July 3,	July 2,	July 3,	July 2,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	95.3%	92.7%	97.4%	92.1%

Gross profit	4.7%	7.3%	2.6%	7.9%
Operating expenses:
Selling, general, and administrative expenses	7.5%	7.3%	7.1%	6.8%
Severance, retention, and lease exit costs	0.7%	0.3%	0.4%	0.2%
Related party management and consulting fees	0.2%	0.2%	0.2%	0.2%

Operating income (loss)	(3.7)%	(0.5)%	(5.1)%	0.7%

     Comparison of Quarters Ended July 3, 2005 and July 2, 2006
     Net Sales. Net sales increased $3.3 million, or 4.1%, to $85.1 million for the second quarter of 2006 from $81.8 million for the second quarter of 2005. .This increase was primarily attributable to increases in the semiconductor capital equipment sector and the industrial sector of $14.5 million and $12.0 million, respectively. These increases were partially offset by reductions of $11.2 million in the networking and telecommunication sector and $11.0 million in the aerospace and defense sector.
     Net sales for the second quarter of 2005 and 2006 include approximately $3.0 million and $1.9 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.
     For the second quarter of 2005, Honeywell accounted for 29% of our net sales. For the second quarter of 2006, Honeywell accounted for 14% of our net sales, and two customers in our semiconductor capital equipment sector accounted for 13% and 12%, respectively, of our net sales. No other customers accounted for more than 10% of our revenue for the second quarter of 2005 and 2006.
     Gross Profit. Our gross profit increased $2.3 million from $3.9 million in the second quarter of 2005 to $6.2 million in the second quarter of 2006. Similarly, gross profit as a percentage of net sales increased from 4.7% in the second quarter of 2005 to 7.3% in the second quarter of 2006. The increase in gross profit in the second quarter of 2006 is primarily attributable to the realization of the benefits from restructuring and cost-cutting actions initiated in 2005 to reduce operating costs and supplemented by higher net sales.
     For the second quarter of 2006, we incurred $0.2 million of restructuring costs, primarily due to severance and retention costs related to the consolidation of our Northeast manufacturing business unit and other reductions in the manufacturing workforce. For the second quarter of 2005, we incurred restructuring costs of $0.5 million, primarily due to severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce.
     Through the second quarter of 2006 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Also, on March 30, 2006, we completed the sale of our facility located in Sugar Land, Texas. Accordingly, depreciation expense for the second quarter of 2006 declined by approximately $0.9 million compared to the second quarter of 2005.
     Inventory write-downs decreased $1.2 million from $1.9 million, or 2.4% of net sales, in the second quarter of 2005 to $0.7 million, or 0.8% of net sales, in the second quarter of 2006. In both 2005 and 2006, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) increased $0.1 million from $6.1 million in the second quarter of 2005 to $6.2 million in the second quarter of 2006. SG&A as a percentage of net sales remained relatively flat at 7.5% in the second quarter of 2005 and 7.3% in the second quarter of 2006.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.6 million and $0.2 million for the second quarters of 2005 and 2006, respectively. In both the second quarter of 2005 and 2006, we incurred lease exit charges of $0.2 million primarily due to revised assumptions about subleasing activities for our former Phoenix, Arizona headquarters location. In the second quarter of 2005, we also incurred severance costs of approximately $0.4 million associated with the termination of an executive officer.
     Interest Expense. Interest expense decreased approximately $0.3 million, from $1.2 million in the second quarter of 2005 to $0.9 million in the second quarter of 2006, primarily due to a decrease in our weighted average borrowings, which was partially offset by higher interest rates. Our weighted average borrowings decreased from $56.6 million for the second quarter of 2005 to $29.2 million for the second quarter of 2006. Our weighted average interest rate increased from 6.8% in the second quarter of 2005 to 10.8% in the second quarter of 2006, primarily reflecting increases in short term interest rates and the 16.8% effective interest rate associated with our $10.0 million subordinated Note Purchase Agreement with an affiliate of the Company’s majority shareholder.

     Comparison of the Six Months Ended July 3, 2005 and July 2, 2006
     Net Sales. Net sales increased $16.4 million, or 10.0%, from $164.5 million for the first six months of 2005 to $180.9 million for the first six months of 2006. The increase in net sales for the first six months of 2006 was primarily attributable to an increase of $31.8 million in our net sales to customers in the industrial sector and $22.6 million in net sales to customers in the semiconductor capital equipment sector. The increase in net sales was partially offset by decreases of $19.6 million in net sales to customers in the aerospace and defense sector, $15.6 million in net sales to customers in the networking and telecommunication sector, and $2.8 million in net sales to customers in the medical equipment sector.
     Net sales for the first six months of 2005 and 2006 include approximately $7.2 million and $2.6 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.
     For the first six months of 2005, Honeywell accounted for 29% of our net sales. For the first six months of 2006, Honeywell accounted for 15% of our net sales, an industrial sector customer accounted for 13% of our net sales, and two customers in our semiconductor capital equipment sector accounted for 13% and 12%, respectively, of our net sales. No other customer accounted for more than 10% of our revenue for the first six months of 2005 and 2006.
     Gross Profit. Our gross profit increased $9.9 million from $4.3 million in the first six months of 2005 to $14.2 million in the first six months of 2006. Similarly, gross profit as a percentage of net sales increased from 2.6% in the first six months of 2005 to 7.9% in the first six months of 2006. The increase in gross profit in the second quarter of 2006 is primarily attributable to the increase in net sales discussed above and the realization of the benefits from restructuring and cost-cutting actions initiated in 2005.
     For the first six months of 2006, restructuring costs related to manufacturing activities were $0.3 million, primarily due to severance and retention costs related to the consolidation of our Northeast manufacturing business unit and other reductions in the manufacturing workforce. For the first six months of 2005, we incurred restructuring costs of $0.9 million, consisting of $0.7 million for severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce, and $0.2 million for lease exit costs associated with the early termination of our Austin warehouse lease.
     Through the first six months of 2006 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Also, on March 30, 2006, we completed the sale of our facility located in Sugar Land, Texas. Accordingly, depreciation expense for the first six months of 2006 declined by approximately $1.3 million compared to the first six months of 2005.
     Inventory write-downs decreased $2.0 million from $3.9 million, or 2.4% of net sales, in the first six months of 2005 to $1.9 million, or 1.0% of net sales, in the first six months of 2006. In both 2005 and 2006, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $0.4 million, or 4.2%, from $11.8 million in the first six months of 2005 to $12.2 million in the first six months of 2006. However, SG & A as a percentage of net sales decreased from 7.1% in the first six months of 2005 to 6.8% in the first six months of 2006.

The increase in SG&A was primarily attributable to an increase in legal fees related to our lawsuit against Applied Materials.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.6 million and $0.3 million for the first six months of 2005 and 2006, respectively. In the first six months of 2005 and 2006, we incurred lease exit charges of $0.2 million primarily due to revised assumptions about subleasing our former Phoenix, Arizona headquarters location. In the first six months of 2005, we also incurred severance costs of approximately $0.4 million associated with the termination of an executive officer.
     Interest Expense. Interest expense increased approximately $1.5 million, from $2.3 million in the first six months of 2005 to $3.8 million in the first six months of 2006, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement. The increase in interest expense was also attributable to higher interest rates, which was partially offset by a decrease in our weighted average borrowings. Our weighted average interest rate increased from 6.2% in the first six months of 2005 to 10.0% in the first six months of 2006, primarily reflecting increases in short term interest rates and the 16.8% effective interest rate associated with our $10.0 million subordinated Note Purchase Agreement with an affiliate of the Company’s majority shareholder. Our weighted average borrowings decreased from $58.6 million for the first six months of 2005 to $38.3 million for the first six months of 2006.
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash used in operating activities in the first six months of 2006 was $3.2 million, compared with net cash provided by operating activities of $9.7 million in the first six months of 2005. The difference between our net loss of $2.5 million in the first six months of 2006 and $3.2 million of net cash used in operating activities was primarily attributable to a decrease in accounts payable of $6.3 million and a decrease in other accrued liabilities of $2.9 million, offset by $2.8 million of depreciation and amortization, $1.8 million of amortization of debt issuance costs and a decrease in trade receivables of $2.2 million. For the first six months of 2005, operating activities provided $9.7 million of cash, primarily due to lower inventories and receivables associated with a significant decrease in our net sales compared to the fourth quarter of 2004 due to the loss of business with Applied Materials.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 53 days for the second quarter of 2006, compared to 51 days for the second quarter of 2005.
     Inventories decreased 1.4% to $61.1 million at July 2, 2006, compared to $62.0 million at December 31, 2005. For the second quarter of 2006, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.5 million for the second quarter of 2005 and $0.2 million for the second quarter of 2006, divided by quarter-end inventories) amounted to 5.2 times per year compared to 4.7 times per year for the comparable period in 2005. The improvement in inventory turns is primarily due to our continuing focus on asset management; however, we have inventories that are subject to legal proceedings with Applied Materials and our business relationship with Applied Materials has been terminated. Due to this ongoing dispute, we expect that our inventory turns will continue to be at relatively low levels until the litigation is resolved.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the first six months of 2006 was $17.0 million compared with net cash used by investing activities of $0.1 million in the first six months of 2005. Investing cash flows for the first six months of 2006 included $18.1 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. In arriving at the net cash proceeds, the net selling price of $19.6 million was reduced by a $1.5 million cash deposit and $0.1 million for accrued property taxes that were retained by the purchaser. We leased back approximately 50% of the building for a period of seven years. The gain on the sale of $1.0 million was deferred and is being treated as a reduction of rent expense over the seven-year term of the lease agreement. Our cash inflows for investing activities were partially offset by capital expenditures of $1.1 million primarily for manufacturing equipment and leasehold improvements.
     The cash deposit of $1.5 million discussed above was withheld from the building sale proceeds to secure the Company’s obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved.
     Investing cash flows for the first six months of 2005 totaled $2.9 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and capital expenditures of $1.5 million, primarily for manufacturing equipment and leasehold improvements for our facility in Mexico. Our cash outflows for investing activities were partially offset by $2.8 million of proceeds received from the sale of a 7.5 acre parcel of land and certain equipment used for plastic injection molding and sheet metal fabrication.
     Cash Flows from Financing Activities. Net cash used by financing activities in the first six months of 2006 was $13.8 million, compared with net cash used by financing activities of $9.5 million in the first six months of 2005. Financing cash flows in the first six months of 2006 reflect the net repayment of debt of $16.0 million, payment of $0.9 million of debt issuance costs associated with the new credit agreement with US Bank and the Second Lien Note with an affiliate of our majority stockholder and an increase in outstanding checks in excess of cash balances of $3.1 million.
     Financing cash flows in the first six months of 2005 reflect the net repayment of debt of $5.9 million, payment of $0.2 million of debt issuance costs, and a decrease in outstanding checks in excess of cash balances of $3.4 million.

     Contractual Obligations. The following table summarizes our contractual obligations as of July 2, 2006:

	Debt	Operating	Purchase
	Agreements(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending June 30:
2007	$23.3	$6.0	$35.7	$0.1	$65.1
2008	—	3.9	0.2	—	4.1
2009	10.4	3.3	—	—	13.7
2010	—	2.8	—	—	2.8
2011	—	2.6	0.3	—	2.9
After 2011	—	3.5	—	—	3.5

	$33.7	$22.1	$36.2	$0.1	$92.1

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $21.3 million. The US Bank credit agreement expires in March 2009, but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $10.4 million under a subordinated Note Purchase Agreement with an affiliate of our majority stockholder that is due in May 2009.

(2)	Includes an aggregate of $0.7 million, which has been included in the determination of our liability for lease exit costs that is recorded in our condensed consolidated balance sheet at July 2, 2006. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 85% of the deliveries under outstanding purchase orders are expected to be received in the third quarter of 2006. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Consists of $0.1 million payable under agreements for the acquisition of manufacturing equipment.
     We believe we will be able to fund our contractual operating lease and purchase order obligations from operating cash flows during the periods that payments are required.
     Capital Resources. Our working capital at July 2, 2006 totaled $44.0 million compared to $33.9 million at December 31, 2005. At December 31, 2005, we had a $75.0 million revolving credit facility with two financial institutions which was scheduled to expire in July 2008. On March 30, 2006, we terminated this credit agreement and, as discussed below, we entered into new debt agreements with US Bank and with an affiliate of our majority stockholder. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
     In January 2006, we obtained approval from our board of directors and lenders to enter into two separate agreements to sell our building and adjoining land in Sugar Land, Texas. We were able to structure the sale of the building with a concurrent agreement to leaseback approximately 50% of the building, which permitted our current business operations in Sugar Land to continue without interruption. The sale of the building was completed on March 30, 2006 and resulted in a net selling price of $18.2 million. The transaction for the sale of an adjacent land parcel closed on April 11, 2006, for an additional net selling price of $1.4 million. These transactions resulted in a gain of approximately $1.0 million.
     Concurrent with the building sale, we leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1.5 million. The gain on the sale was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1.5 million was withheld from the building sale proceeds to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved.
     On March 30, 2006, we entered into a three-year credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of July 2, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.00%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
     Substantially all of our assets are pledged as collateral for outstanding borrowings under the US Bank credit agreement. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a rolling four-quarter adjusted FCC ratio.
     Similar to our previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires us to direct our customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance under our previous and current credit agreements is classified as a current liability in our condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of July 2, 2006, the borrowing base calculation permitted total borrowings of $45.0 million. After deducting the outstanding principal balance of $21.3 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $21.7 million as of July 2, 2006.
     On March 30, 2006, we also entered into a $10.0 million subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of our majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a prepayment penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method.
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
     We incurred debt issuance costs of $1.0 million in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangements.
     During 2002, 2003 and 2004, we exercised our rights to require our customers (including Applied Materials) to purchase excess inventories totaling $24.2 million, $8.2 million and $9.2 million, respectively, under relevant provisions of our customer agreements. Applied Materials was a customer of Suntron and its predecessors for over ten years. During 2003 and 2004 we intensified our efforts to recover costs incurred for excess and obsolete inventories. In October 2004, Applied Materials notified us that it intended to transition substantially all of its business to alternative contract manufacturers and by January 2005 our business relationship with Applied Materials had substantially terminated. In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and capital and human resources that we expended in reliance upon Applied Materials’ representations, in addition to other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. Applied Materials’ Complaint seeks to establish that the dispute should be resolved in California and that it is not liable for Suntron’s inventory costs. Applied Materials seeks recovery of its attorneys’ fees but is not seeking any other claim for monetary damages. The California litigation has been stayed indefinitely, pending resolution of the Texas proceedings. On May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation to proceed in Fort Bend County, Texas (the location of our Sugar Land, Texas facility). The trial court has ordered that discovery shall proceed with the trial scheduled to commence on March 26, 2007.
     Our dispute involves a potential loss contingency if the outcome of the litigation does not result in a settlement that is adequate to recover the net carrying value of our inventories. Similar to the process employed for all of our customers, we evaluated excess inventories for Applied Materials on a quarterly basis and write-downs were recognized in the period when we determined that recovery was not appropriate. We believe that Applied Materials is responsible for the net carrying value of inventories that we purchased on its behalf and we intend to vigorously prosecute all of our claims. No assurances can be made as to the final timing or outcome of the litigation. In connection with this litigation, we currently expect to incur attorneys’ fees and related costs of approximately $1.5 million during the remainder of 2006.
     EBITDA Alternative Performance Measure. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management

emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended July 3, 2005 and July 2, 2006 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	For the Quarter Ended:
	July 3,	July 2,
	2005	2006
	(Dollars in Millions)
Net loss	$(3.7)	$(1.3)
Income tax expense	—	—
Interest expense	1.2	0.9
Depreciation and amortization	2.0	1.1

EBITDA per “traditional” definition	(0.5)	0.7
Restructuring costs (A)	0.5	0.5
Other charges (B)	0.2	0.9

EBITDA per credit agreement definition	$0.2	$2.1

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of July 2, 2006, we have a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.

Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information reported under Item 3, Legal Proceedings, of our 2005 Annual Report on Form 10-K is incorporated herein by reference. In addition, on May 5, 2006, the Texas Supreme Court issued an order in favor of the Company, allowing the litigation against Applied Materials to proceed in Fort Bend County, Texas (the location of our Sugar Land, Texas facility). The trial court has ordered that discovery shall proceed with the trial scheduled to commence on March 26, 2007.
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
     As of July 2, 2006, we had outstanding bank debt of approximately $21.3 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $10.4 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance capital expenditures, business acquisitions, or for other purposes.
     Significant levels of debt could have negative consequences. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal repayment requirements, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if our revenues decrease;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs; and

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry if we are unable to borrow additional funds to upgrade our equipment or facilities.

We may need additional capital in the future and it may not be available on acceptable terms, or at all.
     We may need to raise additional funds for the following purposes:
•	to fund working capital requirements for future growth that we may experience;

•	to fund severance, retention and other costs associated with restructuring efforts;

•	to enhance or expand the range of services we offer, including required capital equipment needs;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.
If such funds are not available when required or on acceptable terms, our business and financial results could deteriorate.
We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.
     Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $74.8 million in the second quarter of 2003 to a high of $197.9 million in the second quarter of 2001. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: 1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and 2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2005, Honeywell accounted for 25% of our net sales. For the first six months of 2006, Honeywell accounted for 15% of our net sales, an industrial sector customer accounted for 13% of our net sales, and two customers in our semiconductor capital equipment sector accounted for 13% and 12%, respectively, of our net sales.
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
     In December 2004 and February 2005, we filed lawsuits in Texas and California that seek, through the enforcement of contractual provisions or based upon tort theories, to recover in excess of $20 million of costs incurred for excess and obsolete inventories; additional charges for carrying costs, warehousing costs, cancellation charges, and employee termination costs; plus punitive damages, interest and legal fees. Although we are vigorously pursuing our claims, this litigation is in an early stage and we cannot predict the outcome. If we are not able to obtain a sufficient award to recover the carrying value of these inventories, our business, operating results, and financial condition could be adversely impacted.
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
     Our future results of operations will be affected by our ability to successfully manage future opportunities for growth. Rapid growth is likely to place a significant strain on our managerial, operational, financial, and other resources. If we experience extended periods of rapid growth, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.

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
     We do not have any patent or trade secret protection for our manufacturing processes and generally we do not enter into non-compete agreements with our employees. We rely on the collective experience of our employees to ensure that we continuously evaluate and adopt new technologies in our industry. Although we are not dependent on any one employee or a small number of employees, if a significant number of employees involved in our business were to leave our employment and we are not able to replace these people with new employees with comparable experience, our results of operations may deteriorate. As a result, we may not be able to continue to compete effectively.
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
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to 27,548,000 issued and outstanding shares as of July 2, 2006. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and six of our eleven directors are representatives of Thayer-Blum. In addition, we recently borrowed $10.0 million from an affiliate of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not Applicable
Item 5. Other Information
     On August 9, 2006, the compensation committee of the board of directors of Suntron Corporation (the “Company”) approved a cash bonus plan for 2006 (the “2006 Bonus Plan”) and the Company began communicating the terms of the 2006 Bonus Plan to its senior management on that same date. The 2006 Bonus Plan is an annual cash bonus plan in which the Company’s senior management may be awarded cash bonuses based on the achievement of financial, customer growth and operational performance goals. Bonuses paid to senior management are based on the Company’s achievement of certain performance metrics, determined using three variables for each performance metric: (1) the participant’s target bonus, which is a percentage of the participant’s annual base salary based on his or her grade in the Company’s compensation structure (a range from 50% to 100% of base salary); multiplied by (2) a payout percentage based on the percentage achievement of the applicable Company performance metric; multiplied by (3) the individual weighting for the applicable Company performance metric.
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.11	Amended and Restated Employment agreement between Suntron and Hargopal (Paul) Singh

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)

Date: August 14, 2006	/s/ Hargopal Singh

Hargopal Singh
Chief Executive Officer

Date: August 14, 2006	/s/ Thomas B. Sabol

Thomas B. Sabol
Chief Financial Officer

Date: August 14, 2006	/s/ James A. Doran

James A. Doran
Chief Accounting Officer

EXHIBIT INDEX

Exhibit 10.11	Amended and Restated Employment agreement between Suntron and Hargopal (Paul) Singh

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002