Form 10-Q
period 2006-10-01
SUNTRON CORP
filed 2006-11-15
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended October 1, 2006,
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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 31, 2006, there were outstanding 27,562,647 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

		Page
		Number(s)
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Financial Statements

	Condensed Consolidated Balance Sheets- December 31, 2005 and October 1, 2006	3-4

	Condensed Consolidated Statements of Operations- For the Quarters and the Nine Months Ended October 2, 2005 and October 1, 2006	5

	Condensed Consolidated Statements of Cash Flows- For the Nine Months Ended October 2, 2005 and October 1, 2006	6-7

	Notes to Condensed Consolidated Financial Statements	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Statement Regarding Forward-Looking Statements	17
	Overview	17-19
	Information About Our Business	19-20
	Critical Accounting Policies and Estimates	21-23
	Summary of Statement of Operations	23-24
	Results of Operations	24-27
	Liquidity and Capital Resources	27-33
	Impact of Recently Issued Accounting Standards	33-34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35-44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Submission of Matters to a Vote of Security Holders	45
Item 5.	Other Information	45
Item 6.	Exhibits	45

SIGNATURES		46
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and October 1, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
ASSETS
Current Assets:
Cash and equivalents	$59	$45
Trade receivables, net of allowance for doubtful accounts of $1,678 and $1,835, respectively	51,377	48,705
Inventories	61,985	60,801
Land, building and improvements held for sale, net	18,772	—
Prepaid expenses and other	1,430	1,180

Total Current Assets	133,623	110,731

Property and Equipment:
Leasehold improvements	7,338	7,412
Manufacturing machinery and equipment	48,050	45,681
Furniture, computer equipment and software	34,327	33,533

Total	89,715	86,626
Less accumulated depreciation and amortization	(81,348)	(79,733)

Net Property and Equipment	8,367	6,893

Intangible and Other Assets:
Goodwill	10,918	10,918
Deposits and other	180	1,737
Debt issuance costs, net	1,586	701
Identifiable intangible assets, net of accumulated amortization of $1,325 and $1,475, respectively	675	525

Total Intangible and Other Assets	13,359	13,881

Total Assets	$155,349	$131,505

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, Continued
As of December 31, 2005 and October 1, 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,605	$30,337
Outstanding checks in excess of cash balances	1,039	3,510
Borrowings under revolving credit agreement	47,000	24,038
Accrued compensation and benefits	6,181	7,478
Current portion of accrued exit costs related to facility closures	494	435
Payable to affiliates	501	493
Other accrued liabilities	5,934	3,475

Total Current Liabilities	99,754	69,766

Long-term Liabilities:
Subordinated debt payable to affiliate	—	10,858
Accrued exit costs related to facility closures	122	—
Other	905	1,791

Total Liabilities	100,781	82,415

Commitments and Contingencies (Notes 5 and 7)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares and 27,563 shares, respectively	274	275
Additional paid-in capital	380,744	381,145
Deferred stock compensation	(276)	—
Accumulated deficit	(326,174)	(332,330)

Total Stockholders’ Equity	54,568	49,090

Total Liabilities and Stockholders’ Equity	$155,349	$131,505

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Nine Months Ended October 2, 2005 and October 1, 2006
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
Net Sales	$80,383	$70,604	$244,877	$251,500
Cost of Goods Sold	74,868	66,577	235,016	233,253

Gross profit	5,515	4,027	9,861	18,247

Operating Expenses:
Selling, general and administrative expenses	5,652	6,363	17,406	18,612
Severance, retention and lease exit costs	44	123	681	467
Related party management and consulting fees	188	188	563	563

Total operating expenses	5,884	6,674	18,650	19,642

Operating loss	(369)	(2,647)	(8,789)	(1,395)
Other Income (Expense):
Interest expense	(1,199)	(1,075)	(3,476)	(4,838)
Gain (loss) on sale of assets, net	17	(6)	655	40
Interest and other income	17	25	142	37

Total other income (expense)	(1,165)	(1,056)	(2,679)	(4,761)

Net loss	$(1,534)	$(3,703)	$(11,468)	$(6,156)

Loss Per Share (Basic and Diluted)	$(0.06)	$(0.13)	$(0.42)	$(0.22)

Weighed Average Shares Outstanding (Basic and Diluted)	27,415	27,551	27,415	27,511

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended October 2, 2005 and October 1, 2006
(In Thousands)

	2005	2006
Cash Flows from Operating Activities:
Net loss	$(11,468)	$(6,156)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,087	3,755
Amortization of debt issuance costs	655	1,939
Gain on sale of assets	(655)	(40)
Stock-based compensation expense	190	677
Interest on subordinated debt to affiliate	—	858
Unrealized loss on marketable equity securities	144	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Trade receivables, net	1,740	2,672
Inventories	16,200	1,184
Prepaid expenses and other	(218)	193
Increase (decrease) in:
Accounts payable	(2,429)	(8,248)
Accrued compensation and benefits	295	1,297
Other accrued liabilities	407	(2,590)

Net cash provided by (used in) operating activities	10,948	(4,459)

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	3,331	18,215
Professional fees associated with sale of property	—	(105)
Payments for acquisition of businesses	(1,383)	—
Payments for property and equipment	(1,917)	(1,831)

Net cash provided by investing activities	31	16,279

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	243,192	288,727
Principal payments under debt agreements	(253,082)	(302,037)
Payments for debt issuance costs	(429)	(996)
Increase (decrease) in outstanding checks in excess of cash balances	(577)	2,471
Proceeds from exercise of stock options	—	1

Net cash used in financing activities	(10,896)	(11,834)

Net increase (decrease) in cash and equivalents	83	(14)
Cash and Equivalents:
Beginning of period	14	59

End of period	$97	$45

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Nine Months Ended October 2, 2005 and October 1, 2006
(In Thousands)

	2005	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,601	$2,932

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$—	$1,500

Contract payable for acquisition of equipment	$157	$—

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements .

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform to the current period presentation. Operating results for the fiscal quarter and the nine months ended October 1, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K for the year ended December 31, 2005.
2. Loss Per Share
     Basic loss per share excludes dilution for potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters and the nine months ended October 2, 2005 and October 1, 2006, as all potential common shares were antidilutive. For the three and nine-month periods ended October 2, 2005, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,557 shares at exercise prices ranging from $0.01 to $57.24 per share. For the three and nine-month periods ended October 1, 2006, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,592 shares at exercise prices ranging from $0.01 to $57.24 per share.
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
     Upon adoption, the Company transitioned to Statement No. 123R using the “modified-prospective” transition method. Under the modified-prospective method, the Company recognizes compensation cost for share-based awards to employees based on their grant-date fair value from the beginning of the fiscal period in which the recognition provisions are first applied, as well as compensation cost for awards that were granted prior to, but not vested as of the date of adoption. Accordingly, beginning January 1, 2006 compensation cost associated with stock options now includes (i) attribution of stock compensation expense for the remaining unvested portion of all stock option awards granted prior to 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (ii) attribution of stock compensation cost associated with stock options granted subsequent to 2005 based on the grant date fair value estimated in accordance with SFAS No. 123R. The Company evaluated the need to record a cumulative effect adjustment for estimated forfeitures upon the adoption of SFAS No. 123R related to previously recognized compensation expense and determined the amount to be immaterial. The Company also evaluated the excess tax benefits in additional paid-in capital as of January 1, 2006, and determined that amount to be immaterial. As a result of the adoption of SFAS No. 123R, the Company recognized $291 and $677 of compensation expense associated with stock options for the quarter and nine months ended October 1, 2006. As of October 1, 2006, there was $1,065 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.3 years.
     The modified prospective transition method of Statement No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R. If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the quarter and the nine months ended October 2, 2005, would have been as follows:

	Quarter		Nine Months
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(1,534)	$(0.06)	$(11,468)	$(0.42)

Add stock-based employee compensation recorded under the intrinsic value method	88		190
Less stock-based employee compensation recorded under the fair value method	(93)		(362)

Pro forma under fair value method	$(1,539)	$(0.06)	$(11,640)	$(0.42)

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Fair Value Method. The weighted average fair value of options granted for the quarters ended October 2, 2005 and October 1, 2006 was $1.22 and $1.34, respectively. The weighted average fair value of options granted for the nine months ended October 2, 2005 and October 1, 2006 was $1.32 and $1.56, respectively. In estimating the fair value of stock options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
Dividend yield	—	—	—	—
Expected volatility	103.5%	83.0%	108.0%	93.4%
Risk-free interest rate	4.1%	4.8%	3.8%	4.8%
Expected term (years)	2.1	3.2	3.6	3.9
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
     Stock Option Summary. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At October 1, 2006, approximately 2,254 shares were available for grant under the Plan.
     The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan for the nine months ended October 1, 2006:

	Shares	Price
Outstanding as of December 31, 2005	2,264	$5.94
Granted	1,107	2.40
Canceled	(631)	8.21
Exercised	(148)	0.01

Outstanding as of October 1, 2006	2,592	$4.22

No stock options were exercised during the quarter or nine months ended October 2, 2005. The total intrinsic value of stock options exercised during the quarter and the nine months ended October 1, 2006 was $17 and $258, respectively. The following table summarizes information about stock options outstanding at October 1, 2006:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term (Years)	Shares	Exercise Price	Shares
$0.01	$0.01	$0.01	1.4	89	$0.01	—
1.04	2.25	1.71	8.8	996	1.69	204
2.50	3.74	2.57	9.2	928	3.61	46
4.16	5.77	4.39	7.2	120	4.39	120
7.36	11.00	10.42	5.6	244	10.42	244
11.64	15.20	14.65	4.0	161	14.65	161
15.88	57.24	26.15	2.1	54	26.15	54

$0.01	$57.24	$4.22	7.9	2,592	$8.88	829

4. Inventories
     Inventories at December 31, 2005 and October 1, 2006 are summarized as follows:

	2005	2006
Purchased parts and completed sub-assemblies	$41,798	$43,052
Work-in-process	10,622	9,036
Finished goods	9,565	8,713

Total	$61,985	$60,801

     For the quarters ended October 2, 2005 and October 1, 2006, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $865 and $657, respectively. For the nine months ended October 2, 2005 and October 1, 2006, the Company recognized write-downs of excess and obsolete inventories of $4,739 and $2,513, respectively.
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
     On March 30, 2006, the Company entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can initially elect to incur interest at a rate equal to

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of October 1, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.45%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
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
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of October 1, 2006, the borrowing base calculation permitted total borrowings of $46,899, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $24,038 and outstanding letters of credit of $2,000, the Company had borrowing availability of $20,861 as of October 1, 2006.
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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     The Company incurred debt issuance costs of $1,055 in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangements.
6. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters and the nine months ended October 2, 2005 and October 1, 2006, are summarized as follows:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$290	$617	$990	$880
Lease exit costs	6	(4)	162	42
Moving and relocation costs	—	393	—	405

Total included in cost of goods sold	296	1,006	1,152	1,327

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	20	78	463	214
Lease exit costs	12	10	188	204
Moving, relocation and other costs	12	35	30	49

Total severance, retention and lease exit costs	44	123	681	467

Total Restructuring Expense	$340	$1,129	$1,833	$1,794

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
     In the first nine months of 2005 and 2006, the Company incurred lease exit charges of $188 and $204, respectively, primarily due to revised assumptions about subleasing activities for the former Phoenix, Arizona headquarters location.
     In June 2006, the Company announced plans to consolidate its Northeast contract manufacturing business unit, (“NEO”), located in Lawrence, Massachusetts to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with this consolidation, the Company recorded restructuring related charges of $454 and

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
$672 for the quarter and the nine months ended October 1, 2006, respectively. NEO shares the Lawrence facility with two other business units that will continue to utilize the facility; therefore, the Company did not record a lease exit charge. The relocation was substantially completed in September 2006.
     In September 2006, the Company announced plans to consolidate its Midwest contract manufacturing business unit, (“MWO”), located in Olathe, Kansas to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with the initial phase of the consolidation, the Company recorded severance and retention costs of $497 in the third quarter of 2006. MWO’s operations are conducted in a facility under a lease agreement that expires on May 31, 2007. The monthly rent payment (including executory costs) for this facility amounts to approximately $26, and the Company expects to record a lease exit charge for the remaining rental payments after the transfer of business is complete. The Company expects the relocation will be substantially completed in December 2006 and that additional costs for retention, relocation, moving and other costs will be approximately $1,300 during the fourth quarter of 2006.
     For the quarter and the nine months ended October 1, 2006, the Company incurred severance and retention costs of $695 and $1,094, respectively. These severance costs primarily relate to the NEO and MWO consolidations and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the nine months ended October 1, 2006:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2005	$616	$316
Accrued expense for restructuring activities	196	1,094
Cash Receipts under subleases	86	—
Cash payments	(513)	(866)
Accretion of interest	50	—

Balance, October 1, 2006	$435	$544

     Accrued lease exit costs are expected to be paid through July 2007. This obligation is included in current liabilities in the accompanying condensed consolidated balance sheet as of October 1, 2006. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet and is expected to be paid over the next three months.
7. Legal Proceedings
     In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. In November 2006, Applied Materials and the Company resolved their disputes and agreed to dismiss their respective lawsuits in Texas and California. Applied agreed to pay the Company a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
inventory is being acquired at approximately its net carrying value, which is expected to result in a nominal impact to the Company’s operating income for the fourth quarter of 2006. Each party agreed to pay their own fees and costs associated with the litigation. The settlement is expected to have a favorable impact on the Company’s overall borrowing availability, since the related inventory was excluded from the borrowing base calculation under the Company’s revolving credit agreement.
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

9. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of Interpretation No. 48 will have a material impact on its consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on its consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have a material effect on the Company’s consolidated financial position or results of operations.

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
Overview
     Our net sales for the third quarter of 2006 totaled $70.6 million, which reflects a decrease of 12.2% over the third quarter of 2005 and a 17.0% decrease compared to the second quarter of 2006. Net sales for the third quarter of 2006 reflected weaker demand from customers in our networking and telecommunications sector and our aerospace and defense sector.
     Our gross profit for the third quarter of 2006 was $4.0 million compared to $5.5 million in the third quarter of 2005. Gross profit as a percentage of net sales was 5.7%% for the third quarter of 2006, compared to 6.9% on net sales of $80.4 million in the third quarter of 2005. The decline in gross profit for the third quarter of 2006 compared to the third quarter of 2005 was primarily attributable to the decrease in net sales and an increase of $0.7 million in restructuring costs associated with the closure of two previously announced U.S. manufacturing business units. Gross profit as a percentage of sales decreased from 7.3% on net sales of $85.1 million in the second quarter of 2006, primarily as a result of lower net sales in the third quarter of 2006 and an increase of $0.8 million in restructuring costs.
     Our operating loss for the third quarter of 2006 was $2.6 million, a decline of $2.2 million as compared to an operating loss of $0.4 million for the third quarter of 2005. The increase in our operating loss for the third quarter of 2006 compared to the third quarter of 2005 was primarily attributable to lower net sales, an increase in restructuring costs of $0.8 million, and an increase in costs associated with our lawsuit against Applied Materials of $0.8 million. The litigation against Applied Materials was settled in November 2006 and, accordingly, we expect these costs should be eliminated after the fourth quarter of 2006.

     During the first nine months of 2006, we completed the following actions resulting in a significant reduction in our existing debt and we made significant progress in our ongoing efforts to “right-size” our business and reduce fixed costs:
•	On March 30, 2006, we sold our building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.7 million that we used to repay outstanding debt. On April 11, 2006, the sale of an adjacent land parcel was completed, which generated additional net proceeds of approximately $1.4 million. We leased back approximately half of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the benefit from eliminating future interest cost due to the repayment of debt, we also eliminated fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a new three-year senior credit facility with US Bank that permits borrowings of up to $50.0 million and matures in March 2009. As of October 1, 2006, the principal balance was approximately $24.0 million and we had unused borrowing availability of approximately $20.9 million.

•	On March 30, 2006, we borrowed $10.0 million of subordinated debt from an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5.0 million if we fail to comply with the financial covenants in our new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	In June 2006, we announced plans to consolidate our Northeast contract manufacturing business unit, (“NEO”), located in Lawrence, Massachusetts to alternate Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with this consolidation, we recorded restructuring related charges of $0.7 million during the second and third quarters of 2006. The relocation was substantially completed in September 2006.

•	In September 2006, we announced plans to consolidate our Midwest contract manufacturing business unit, (“MWO”), located in Olathe, Kansas to alternate Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with the initial phase of the consolidation, we recorded severance and retention costs of $0.5 million in the third quarter of 2006. We expect the relocation will be substantially completed in December 2006 and that additional costs for retention, relocation, moving and other costs up to approximately $1.3 million will be incurred during the fourth quarter of 2006.
     Additionally, in November 2006 we executed an agreement under which Applied Materials will acquire certain inventory, and both parties will terminate ongoing litigation that was initiated in 2004. This settlement is expected to have a favorable impact on our overall borrowing availability, since the related inventory was excluded from the borrowing base calculation under our revolving credit agreement. We believe the financing and consolidation actions taken in the first nine months of 2006 will provide adequate liquidity and a more efficient cost structure to carry out our planned activities for the next year.
     In addition, we are continuing to review alternatives to further improve the utilization of our assets as we continue to execute our strategy to right-size our U.S. manufacturing footprint, and we are evaluating other actions that will reduce costs and drive sustainable improvement in our future financial performance. Though our primary focus for 2006 has been on the right-sizing of our U.S. manufacturing footprint, our sales efforts during the third quarter resulted in three new customer wins. The nature of our low volume/high mix model requires a longer ramp-up of production and therefore, any significant sales from these and other new customers added in 2006 should be realized in 2007. As we move forward with our business plan for

2007, our focus will be on profitably growing and managing growth while maintaining high standards of service to our customers.
     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the third quarter of 2005 compared to the third quarter of 2006. This section also contains a similar discussion and analysis of our operating results for the first nine months of 2005 compared to the first nine months of 2006.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first nine months of 2006 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
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

     Interest expense relates to our senior credit facility, subordinated debt payable to an affiliate of our majority stockholder, and other debt obligations. Interest expense also includes the amortization of debt issuance costs and unused commitment fees that are charged for the portion of our credit facility that is not used from time to time.
     Gain (loss) on sale of assets results from the sale of property, plant, and equipment for net proceeds that are more (less) than the net carrying value of such assets.
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variation in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended October 2, 2005 and October 1, 2006:

	Quarter Ended		Nine Months Ended
	October 2,	October 1,	October 2,	October 1,
	2005	2006	2005	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	93.1%	94.3%	96.0%	92.7%

Gross profit	6.9%	5.7%	4.0%	7.3%
Operating expenses:
Selling, general, and administrative expenses	7.0%	9.0%	7.1%	7.4%
Severance, retention, and lease exit costs	0.1%	0.2%	0.3%	0.2%
Related party management and consulting fees	0.2%	0.2%	0.2%	0.2%

Operating loss	(0.4)%	(3.7)%	(3.6)%	(0.5)%

Comparison of Quarters Ended October 2, 2005 and October 1, 2006
     Net Sales. Net sales decreased $9.8 million, or 12.2%, from $80.4 million for the third quarter of 2005 to $70.6 million for the third quarter of 2006. This decrease was primarily attributable to decreases in the networking and telecommunication sector and the aerospace and defense sector of $7.7 million and $6.3 million, respectively. These decreases were partially offset by an increase of $5.0 million in the industrial sector.
     Net sales for the third quarter of 2005 and 2006 include approximately $2.0 million and $1.4 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.
     For the third quarter of 2005, Honeywell accounted for 24% of our net sales, and one customer in our industrial sector accounted for 13% of our net sales. For the third quarter of 2006, Honeywell accounted for 19% of our net sales, and one customer in our semiconductor capital equipment sector accounted for 11% of our net sales. No other customers accounted for more than 10% of our net sales for the third quarter of 2005 and 2006.
     Gross Profit. Our gross profit decreased $1.5 million from $5.5 million in the third quarter of 2005 to $4.0 million in the third quarter of 2006. Similarly, gross profit as a percentage of net sales decreased from 6.9% in the third quarter of 2005 to 5.7% in the third quarter of 2006. The decrease in gross profit in the third quarter of 2006 is primarily attributable to the reduction in net sales discussed above and restructuring costs associated with the consolidation of two of our U.S. manufacturing business units to other Suntron facilities.
     For the third quarter of 2006, we incurred $1.0 million of restructuring costs, consisting of $0.6 million for severance and retention costs related to the consolidation of our Northeast and Midwest manufacturing business units and other reductions in the manufacturing workforce, and $0.4 million for expenses associated with the transition of inventory and equipment to different facilities, and employee relocation and training. For the third quarter of 2005, we incurred restructuring costs of $0.3 million, primarily due to severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce.
     Through the third quarter of 2006 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Also, on March 30, 2006, we completed the sale of our facility located in Sugar Land, Texas. Accordingly, depreciation expense for the third quarter of 2006 declined by approximately $0.9 million compared to the third quarter of 2005.
     Inventory write-downs decreased $0.2 million from $0.9 million, or 1.1% of net sales, in the third quarter of 2005 to $0.7 million, or 0.9% of net sales, in the third quarter of 2006. In both 2005 and 2006, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) increased $0.7 million from $5.7 million in the third quarter of 2005 to $6.4 million in the third quarter of 2006. Similarly, SG&A as a percentage of net sales increased from 7.0% in the third quarter of 2005 to 9.0% in the third quarter of 2006. The increase in SG&A was attributable to an increase in costs associated with our lawsuit against Applied Materials from $0.4 million for the third quarter of 2005 to $1.2 million for the third quarter of 2006. The litigation against Applied Materials was settled in November 2006 and, accordingly, we expect these litigation costs will be lower for the fourth quarter of 2006 and we will avoid the ongoing expense that would have been necessary to conclude this litigation through the judicial process.
     Interest Expense. Interest expense decreased approximately $0.1 million, from $1.2 million in the third quarter of 2005 to $1.1 million in the third quarter of 2006, primarily due to a decrease in our weighted average borrowings, which was partially offset by higher interest rates. Our weighted average borrowings decreased from $51.5 million for the third quarter of 2005 to $33.5 million for the third quarter of 2006. Our weighted average interest rate increased from 7.5% in the third quarter of 2005 to 11.6% in the third quarter of 2006, primarily reflecting increases in short term interest rates and the 16.8% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority shareholder.

Comparison of the Nine Months Ended October 2, 2005 and October 1, 2006
     Net Sales. Net sales increased $6.6 million, or 2.7%, from $244.9 million for the first nine months of 2005 to $251.5 million for the first nine months of 2006. The increase in net sales for the first nine months of 2006 was primarily attributable to an increase of $36.8 million in our net sales to customers in the industrial sector and $22.1 million in net sales to customers in the semiconductor capital equipment sector. The increase in net sales was partially offset by decreases of $25.9 million in net sales to customers in the aerospace and defense sector, $23.3 million in net sales to customers in the networking and telecommunication sector, and $3.1 million in net sales to customers in the medical equipment sector.
     Net sales for the first nine months of 2005 and 2006 include approximately $9.2 million and $4.0 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.
     For the first nine months of 2005, Honeywell accounted for 27% of our net sales. For the first nine months of 2006, Honeywell accounted for 16% of our net sales, an industrial sector customer accounted for 12% of our net sales, and a semiconductor capital equipment sector customer accounted for 12% of our net sales. No other customer accounted for more than 10% of our net sales for the first nine months of 2005 and 2006.
     Gross Profit. Our gross profit increased $8.3 million from $9.9 million in the first nine months of 2005 to $18.2 million in the first nine months of 2006. Similarly, gross profit as a percentage of net sales increased from 4.0% in the first nine months of 2005 to 7.3% in the first nine months of 2006. The increase in gross profit in the first nine months of 2006 is primarily attributable to the increase in net sales discussed above and the realization of the benefits from restructuring and cost-cutting actions initiated in 2005.
     For the first nine months of 2006, restructuring costs related to manufacturing activities were $1.3 million, consisting of $0.9 million for severance and retention costs related to the consolidation of our Northeast and Midwest manufacturing business units and other reductions in the manufacturing workforce, and $0.4 million for expenses associated with the transition of inventory and equipment to different facilities, and employee relocation and training. For the first nine months of 2005, we incurred restructuring costs of $1.2 million, consisting of $1.0 million for severance costs related to the termination of an executive officer and other reductions in the manufacturing workforce, and $0.2 million for lease exit costs associated with the early termination of our Austin warehouse lease.
     Through the first nine months of 2006 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Also, on March 30, 2006, we completed the sale of our facility located in Sugar Land, Texas. Accordingly, depreciation expense for the first nine months of 2006 declined by approximately $2.2 million compared to the first nine months of 2005.
     Inventory write-downs decreased $2.2 million from $4.7 million, or 1.9% of net sales, in the first nine months of 2005 to $2.5 million, or 1.0% of net sales, in the first nine months of 2006. In both 2005 and 2006, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) increased $1.2 million, or 6.9%, from $17.4 million in the first nine months of 2005 to $18.6 million in the first nine months of 2006. Similarly, SG & A as a percentage of net sales increased from 7.1% in the first nine months of 2005 to 7.4% in the first nine months of 2006. The increase in SG&A was attributable to an increase in costs associated with our lawsuit against Applied Materials from $1.1 million for the first nine months of 2005 to $2.4 million for the first nine months of 2006. The litigation against Applied Materials was settled in November 2006 and, accordingly, we will avoid the ongoing expense that would have been necessary to conclude this litigation through the judicial process.
     Severance, Retention, and Lease Exit Costs. Severance, Retention, and Lease Exit Costs amounted to $0.7 million and $0.5 million for the first nine months of 2005 and 2006, respectively. In the first nine months of 2005 and 2006, we incurred lease exit charges of $0.2 million primarily due to revised assumptions about subleasing our former Phoenix, Arizona headquarters location. In the first nine months of 2006, we also incurred severance costs of approximately $0.2 million related to the consolidation of our Northeast and Midwest business units and other reductions in the administrative workforce. In the first nine months of 2005, we incurred severance costs of approximately $0.5 million associated with the termination of an executive officer.
     Interest Expense. Interest expense increased approximately $1.3 million, from $3.5 million in the first nine months of 2005 to $4.8 million in the first nine months of 2006, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement. The increase in interest expense was also attributable to higher interest rates, which was partially offset by a decrease in our weighted average borrowings. Our weighted average interest rate increased from 6.6% in the first nine months of 2005 to 10.5% in the first nine months of 2006, primarily reflecting increases in short term interest rates and the 16.8% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority shareholder. Our weighted average borrowings decreased from $56.2 million for the first nine months of 2005 to $36.7 million for the first nine months of 2006.
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash used in operating activities in the first nine months of 2006 was $4.5 million, compared with net cash provided by operating activities of $10.9 million in the first nine months of 2005. The difference between our net loss of $6.2 million in the first nine months of 2006 and $4.5 million of net cash used in operating activities was primarily attributable to a decrease in accounts payable of $8.2 million and a decrease in other accrued liabilities of $2.6 million, offset by $3.8 million of depreciation and amortization, a decrease in trade receivables of $2.7 million, $1.9 million of amortization of debt issuance costs, an increase in accrued compensation and benefits of $1.3 million, and a decrease in inventories of $1.2 million.. For the first nine months of 2005, operating activities provided $10.9 million of cash, primarily due to lower inventories and receivables associated with a significant decrease in our net sales compared to the fourth quarter of 2004 due to the loss of business with Applied Materials.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 63 days for the third quarter of 2006, compared to 55 days for the third quarter of 2005.
     Inventories decreased 1.9% to $60.8 million at October 1, 2006, compared to $62.0 million at December 31, 2005. For the third quarter of 2006, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.3 million for the third quarter of 2005 and $1.0 million for the third quarter of 2006, divided by quarter-end inventories) amounted to 4.3 times per year compared to 4.7 times per year for the comparable period in 2005. The termination of our business relationship with Applied Materials was primarily responsible for the low inventory turns for 2005 and 2006, since we only sold a nominal portion of the inventories that were subject to litigation. Due to settlement of this litigation in November 2006, we expect that our inventory turns should improve beginning in the fourth quarter of 2006.
     Cash Flows from Investing Activities. Net cash provided by investing activities for the first nine months of 2006 was $16.3 million compared with net cash provided by investing activities of less than $0.1 million in the first nine months of 2005. Investing cash flows for the first nine months of 2006 included $18.1 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. In arriving at the net cash proceeds, the net selling price of $19.6 million was reduced by a $1.5 million cash deposit and $0.1 million for accrued property taxes that were retained by the purchaser. We leased back approximately 50% of the building for a period of seven years. The gain on the sale of $1.0 million was deferred and is being treated as a reduction of rent expense over the seven-year term of the lease agreement. Our cash inflows for investing activities were partially offset by capital expenditures of $1.8 million primarily for manufacturing equipment and leasehold improvements.
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
     Investing cash flows for the first nine months of 2005 totaled $3.3 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and capital expenditures of $1.9 million, primarily for manufacturing equipment and leasehold improvements for our facility in Mexico. Our cash outflows for investing activities were offset by $3.3 million of proceeds received from the sale of a 7.5 acre parcel of land, the sale of equipment used for plastic injection molding and sheet metal fabrication and the sale-leaseback of certain manufacturing equipment.
     Cash Flows from Financing Activities. Net cash used by financing activities in the first nine months of 2006 was $11.8 million, compared with net cash used by financing activities of $10.9 million in the first nine months of 2005. Financing cash flows in the first nine months of 2006 reflect the net repayment of debt of $13.3 million, payment of $1.0 million of debt issuance costs associated with the new senior credit agreement with US Bank and the subordinated loan from an affiliate of our majority stockholder, and an increase in outstanding checks in excess of cash balances of $2.5 million.
     Financing cash flows in the first nine months of 2005 reflect the net repayment of debt of $9.9 million, payment of $0.4 million of debt issuance costs, and a decrease in outstanding checks in excess of cash balances of $0.6 million.

     Contractual Obligations. The following table summarizes our contractual obligations as of October 1, 2006:

	Debt	Operating	Purchase
	Agreements(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending September 30:
2007	$26.0	$5.6	$40.9	$0.5	$73.0
2008	—	3.7	0.1	0.2	4.0
2009	10.9	3.2	—	—	14.1
2010	—	2.8	—	—	2.8
2011	—	2.4	0.3	—	2.7
After 2011	—	2.9	—	—	2.9

	$36.9	$20.6	$41.3	$0.7	$99.5

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $24.0 million. The US Bank senior credit agreement expires in March 2009, but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $10.9 million under a subordinated loan from an affiliate of our majority stockholder that is due in May 2009.

(2)	Includes an aggregate of $0.5 million, which has been included in the determination of our liability for lease exit costs that is recorded in our condensed consolidated balance sheet at October 1, 2006. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have closed.

(3)	Consists of obligations under outstanding purchase orders. Approximately 89% of the deliveries under outstanding purchase orders are expected to be received in the fourth quarter of 2006. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.
(4)	Consists of $0.7 million payable under agreements for the acquisition of manufacturing equipment and software licenses.
     We believe we will be able to fund our contractual operating lease and purchase order obligations from operating cash flows during the periods that payments are required.
     Capital Resources. Our working capital at October 1, 2006 totaled $41.0 million compared to $33.9 million at December 31, 2005. At December 31, 2005, we had a $75.0 million revolving credit facility with two financial institutions which was scheduled to expire in July 2008. On March 30, 2006, we terminated this credit agreement and, as discussed below, we entered into new debt agreements with US Bank and with an affiliate of our majority stockholder. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
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
     On March 30, 2006, we entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of October 1, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.45%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
     Substantially all of our assets are pledged as collateral for outstanding borrowings under the US Bank senior credit agreement. The credit agreement also limits or prohibits the Company from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a rolling four-quarter adjusted FCC ratio.
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
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of October 1, 2006, the borrowing base calculation permitted total borrowings of $46.9 million. After deducting the outstanding principal balance of $24.0 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $20.9 million as of October 1, 2006.

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
     We incurred debt issuance costs of $1.1 million in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangements.
          In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. In November 2006, Applied Materials and the Company resolved their disputes and agreed to dismiss their respective lawsuits in Texas and California. Applied Materials agreed to pay us a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The inventory is being acquired at approximately its net carrying value, which is expected to result in a nominal impact to our operating income for the fourth quarter of 2006. Each party agreed to pay their own fees and costs associated with the litigation. The settlement is expected to have a favorable impact on our borrowing availability, since the related inventory was excluded from the borrowing base calculation under our revolving credit agreement. Additionally, we will avoid the ongoing expense that would have been necessary to continue the litigation, which amounted to approximately $2.4 million for the first nine months of 2006. We expect to incur attorneys’ fees and related costs of approximately $0.5 million during the fourth quarter of 2006.
     Effective internal controls are necessary for us to provide reliable financial reports. We have commenced documentation of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective December 31, 2007, we will be required to provide a report that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to attest to and report on both management’s assessment as to whether we maintained effective internal control over financial reporting and on the effectiveness of our internal control over financial reporting. In order to become fully compliant with the requirements of Section 404, we estimate that we will need to incur between $2.0 million and $3.0 million for professional and other fees in 2007 compared to a nominal amount of such costs that were incurred in 2005 and 2006.
     We believe the financing and consolidation actions taken in the first nine months of 2006 will provide adequate liquidity and a more efficient cost structure to carry out our planned activities for the next year.
     EBITDA Alternative Performance Measure. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended October 2, 2005 and October 1, 2006 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	For the Quarter Ended:
	October 2,	October 1,
	2005	2006
	(Dollars in Millions)
Net loss	$(1.5)	$(3.7)
Income tax expense	—	—
Interest expense	1.2	1.1
Depreciation and amortization	1.9	1.0

EBITDA per “traditional” definition	1.6	(1.6)
Restructuring costs (A)	0.4	1.1
Other charges (B)	0.3	1.6

EBITDA per credit agreement definition	$2.3	$1.1

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.
Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We do not expect the adoption of Interpretation No. 48 will have a material impact on our consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on our consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of adopting SAB 108 but we do not expect that it will have a material effect on our consolidated financial position or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of October 1, 2006, we have a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we will experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     The information reported under Item 3, Legal Proceedings, of our 2005 Annual Report on Form 10-K is incorporated herein by reference. In November 2006, we entered into an agreement with Applied Materials to resolve our dispute and the parties agreed to dismiss their respective lawsuits in Texas and California. Applied agreed to pay us a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The inventory is being acquired at approximately its net carrying value, which is expected to result in a nominal impact to our operating income for the fourth quarter of 2006. Each party agreed to pay its own fees and costs associated with the litigation.
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
     As of October 1, 2006, we had outstanding bank debt of approximately $24.0 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $10.9 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance capital expenditures, business acquisitions, or for other purposes.
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
     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2005, Honeywell accounted for 25% of our net sales. For the first nine months of 2006, Honeywell accounted for 16% of our net sales, an industrial sector customer accounted for 12% of our net sales, and a semiconductor capital equipment sector customer accounted for 12% of our net sales.
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
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to approximately 27,563,000 issued and outstanding shares as of October 1, 2006. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and five of our ten directors are representatives of Thayer-Blum. In addition, we recently borrowed $10.0 million from an affiliate of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
     Not Applicable
Item 5. Other Information
     Not Applicable
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

SUNTRON CORPORATION
(Registrant)

Date: November 15, 2006	/s/ Hargopal Singh Hargopal Singh
Chief Executive Officer

Date: November 15, 2006	/s/ Thomas B. Sabol Thomas B. Sabol
Chief Financial Officer

Date: November 15, 2006	/s/ James A. Doran James A. Doran
Chief Accounting Officer

INDEX TO EXHIBIT
     The following exhibits are filed with this report:

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002