Form 10-K
period 2006-12-31
SUNTRON CORP
filed 2007-04-02
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
     Indicate by check mark whether the registrant is a shell company as defined in Exchange Act Rule 12b-2. Yes ☐ No ☑
     The aggregate market value of the outstanding common equity held by non-affiliates of the registrant, computed as of June 30, 2006, was $4.0 million. This amount is based on 2,770,000 shares held by non-affiliates. For purposes of this computation, all current officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
     As of February 28, 2007, there were outstanding 27,577,282 shares of the registrant’s Common Stock, $0.01 par value.
Documents Incorporated by Reference
The Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders is incorporated by reference in Part III of this Form 10-K.

SUNTRON CORPORATION
ANNUAL REPORT ON FORM 10-K

Statement Regarding Forward-Looking Statements
          This report on Form 10-K contains forward-looking statements regarding future events, including our future financial and operational performance. Forward-looking statements include statements regarding markets for our products; trends in net sales, gross profits, and estimated expense levels; liquidity, anticipated cash needs and borrowing availability; and any statement that contains the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “seek,” and other similar expressions. The forward-looking statements included in this report reflect our current expectations and beliefs, and we do not undertake publicly to update or revise these statements, even if experience or future changes make it clear that any projected results expressed in this report, annual or quarterly reports to stockholders, press releases, or company statements will not be realized. In addition, the inclusion of any statement in this report does not constitute an admission by us that the events or circumstances described in such statement are material. Furthermore, we wish to caution and advise readers that these statements are based on assumptions that may not materialize and may involve risks and uncertainties, many of which are beyond our control, that could cause actual events or performance to differ materially from those contained or implied in these forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the realization of anticipated revenue and profitability; the ability to meet cost estimates and achieve the expected benefits associated with recent restructuring activities; trends affecting our growth; and the business and economic risks described herein under Item 1A, “Risk Factors.”

PART I
ITEM 1. BUSINESS
Overview
          Suntron Corporation delivers complete manufacturing services and solutions to support the entire life cycle of products in the aerospace and defense, industrial, semiconductor capital equipment, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. We provide design and engineering services, quick-turn prototype, materials management, cable and harness assembly, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. Our competitive strengths include our ability to manufacture highly complex products in short cycle times with smaller lot sizes (referred to as “low volume, high mix and complex system integration”). Our strategy targets capturing turnkey work by providing customers with support throughout the entire manufacturing process, starting with prototype design for manufacturability and progressing through material procurement, supply chain management, final assembly, and testing, to reduce our customers’ costs and improve their time to market. We believe our success in the marketplace is dependent upon our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.
Our Services
          Design and Engineering Services. We provide product development, design, and test engineering services to our customers. Our design for manufacturability and design for testability reviews allow our engineering group to collaborate with our customers early in the design process to reduce variation, cost, and complexity in new designs. Following completion of the initial design, we also offer design services to assist our customers in taking their product to market. Our support teams work closely with our customers through all stages of product planning and production. Our computer systems feature a computer-aided design capability that allows our engineers to collaborate online with our customer’s engineers when developing and changing product designs.
          Prototype Manufacturing Services. We provide quick-turn prototype manufacturing services that provide customers with 24 hour to 10-day turnaround times. Our prototype manufacturing operations, located in Manchester, New Hampshire and Phoenix, Arizona provide full turnkey, as well as consigned material, solutions to support our customers with new product introduction activities. These services permit our customers to be more competitive by reducing the amount of time required to bring new products to market.
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
Customers
          Suntron focuses on serving OEMs in industries that have high-mix requirements. For 2006, Honeywell International, Inc. (“Honeywell”) represented approximately 16% of our net sales, and four other customers comprised an aggregate of 36% of our net sales. See Item 1A, “Risk Factors — We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.” The following table presents Suntron’s net sales by market sector for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Industrial	25%	29%	40%
Semiconductor capital equipment	39%	22%	31%
Aerospace and defense	24%	30%	20%
Networking and telecommunications	9%	15%	5%
Medical equipment	3%	4%	4%

Total	100%	100%	100%

Sales and Marketing
          Our sales force develops close working relationships with customers beginning early in the design phase and throughout all stages of production. We focus our marketing efforts on developing long-term relationships with our customers’ key personnel.
          We continue to focus our sales and marketing efforts on the following market sectors: (1) industrial, (2) semiconductor capital equipment, (3) aerospace and defense, (4) networking and telecommunications, and (5) medical equipment. This approach facilitates sales personnel specialization within related product groupings and permits sales representatives to develop a high degree of technical expertise.
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
Employees
          As of February 28, 2007, we had approximately 1,240 full-time equivalent employees. As of the same date, we also engaged the full-time services of approximately 270 temporary laborers through employment agencies. None of our employees are subject to a collective bargaining agreement. Our management team believes that the relationship with our employees is good.
Availability of Reports Filed with the Securities and Exchange Commission
          Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, registration statements, and amendments to those reports are available without charge on our website, http://www.suntroncorp.com/investor/index.html#, as soon as reasonably practicable after they are filed electronically with the SEC. Copies are also available without charge by (1) telephonic request by calling 1-

888-520-3382, (2) email request to ir@suntroncorp.com, or (3) a written request to Suntron Corporation Investor Relations, 2401 West Grandview Road, Phoenix, Arizona 85023.
ITEM 1A. RISK FACTORS
          An investment in our common stock involves a high degree of risk. When evaluating an investment in our common stock, the factors described below should be carefully considered. If any of the events described below occur, our business, financial condition, and results of operations could deteriorate, the trading price of our common stock could fall, and you could lose all or part of the money you paid for our common stock. In addition, the following factors could cause our actual results to differ materially from those projected in our forward-looking statements, whether made in this Form 10-K, our annual or quarterly reports to stockholders, future press releases, other SEC filings, or orally, whether in presentations, responses to questions, or otherwise. See “Statement Regarding Forward-Looking Statements.”
Our level of indebtedness could adversely affect our financial viability, and the restrictions imposed by the terms of our debt instruments may severely limit our ability to plan for or respond to changes in our business.
          As of December 31, 2006, we had outstanding bank debt of approximately $19.8 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $11.4 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance working capital requirements, capital expenditures, business acquisitions, or for other purposes. In connection with our bank debt, we have entered into a Fixed Charge Coverage Maintenance Agreement that would require us to borrow additional amounts from an affiliate of our majority stockholder if necessary to maintain compliance with the financial covenants in our credit agreement. We would be required to accept these loans which bear interest at an annual rate as high as 18.0%, even if we did not believe the funding was necessary to finance our business activities. We currently expect that the affiliate of our majority stockholder will be required to make loans pursuant to the FCC maintenance agreement of between $1.2 million and $2.0 million during the second quarter of 2007 (to achieve compliance with the FCC covenant for the first quarter of 2007). We currently do not expect that additional loans will be required to achieve compliance with the FCC covenant for the second through fourth quarters of 2007.
     Significant levels of debt could have negative consequences. For example, it could:
•	require us to dedicate a substantial portion of our cash flow from operations to service interest and principal repayment requirements, limiting the availability of cash for other purposes;

•	increase our vulnerability to adverse general economic conditions by making it more difficult to borrow additional funds to maintain our operations if our revenues decrease;

•	limit our ability to attract new customers if we do not have sufficient liquidity to meet working capital needs; and

•	hinder our flexibility in planning for, or reacting to, changes in our business and industry if we are unable to borrow additional funds to upgrade our equipment or facilities.
We may need additional capital in the future and it may not be available on acceptable terms, or at all.
     We may need to raise additional funds for the following purposes:
•	to fund working capital requirements for future growth that we may experience;

•	to fund severance, lease exit, and other costs associated with restructuring efforts;

•	to enhance or expand the range of services we offer, including required capital equipment needs;

•	to increase our promotional and marketing activities; or

•	to respond to competitive pressures or perceived opportunities, such as investment, acquisition, and international expansion activities.
If such funds are not available when required or on acceptable terms, our business and financial results could deteriorate.

We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.
          Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $69.3 million in the fourth quarter of 2006 to a high of $197.9 million in the second quarter of 2001. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: (1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and (2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
          During periods of rapidly increasing net sales, we often experience inefficiencies related to hiring and training workers, as well as incremental costs incurred to expedite the purchase and delivery of raw materials and overtime costs related to our workforce. Periods of rapid growth tend to stress our resources and we may not have sufficient capacity to meet our customers’ delivery requirements. Significant increases in net sales are typically accompanied by corresponding increases in inventories and receivables that may be financed with borrowings under our revolving credit agreement.
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
          We believe that the principal competitive factors in our targeted market are quality, reliability, the ability to meet delivery schedules, price, technological sophistication, and geographic location. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. As stated above, the price of our services is often one of many factors that may be considered by prospective customers in awarding new business. We believe existing and prospective customers are placing greater emphasis on contract manufacturers that can offer manufacturing services in low cost regions of the world, such as certain countries in Asia. Accordingly, in situations where the price of our services is a primary driver in prospective customers’ decision to award new business, we currently believe we may have a competitive disadvantage in these circumstances.
          Our net sales are generated from the industrial, semiconductor capital equipment, aerospace and defense, networking and telecommunications, and medical sectors of the EMS industry, which is characterized by intense competition and significant fluctuations in product demand. Furthermore, these sectors are subject to economic cycles and have experienced in the past, and are likely to experience in the future, recessionary economic cycles. A recession or any other event leading to excess capacity or a downturn in these sectors of the

EMS industry typically results in intensified price competition as well as a decrease in our unit volume sales and our gross margins.
We are dependent upon a small number of customers for a large portion of our net sales, and a decline in sales to major customers could harm our results of operations.
          A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2005, Honeywell accounted for 25% our net sales. For the year ended December 31, 2006, Honeywell accounted for 16% of our net sales and a semiconductor capital equipment sector customer accounted for 11% of our net sales.
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
          In addition, we generate significant accounts receivable in connection with providing manufacturing services to our customers. From time to time we agree to accept orders from smaller, less creditworthy customers. While losses due to credit risk have not been a significant factor in the past, this trend may not continue in the future as we continue to diversify our major customer concentration with orders from smaller customers. If delinquencies related to our receivables increase in the future, this could adversely affect our borrowing capacity because accounts that are aged more than 90 days from the invoice date are ineligible for the borrowing base calculation under our revolving credit agreement. Finally, if one or more of our significant customers were to become insolvent or were otherwise unable to pay for our services, our results of operations could deteriorate substantially.
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

          In addition, the EMS industry could encounter competition from new or revised manufacturing and production technologies that render existing manufacturing and production technology less competitive or obsolete. We may not be able to respond effectively to the technological requirements of the changing market. Recent new environmental requirements implemented by the European Community (“EC”) and China require the use of lead-free chemicals to manufacture electronic sub-assembles. New production technology and equipment is required to manufacture products that conform to these new specifications. While we have implemented a dual process capability (leaded and lead-free) at all sites, additional changes in the environmental laws may impact our future production capabilities. If we need new technologies and equipment to remain competitive, the development, acquisition and implementation of those technologies may require us to make significant capital investments.
Operating in foreign countries exposes us to increased risks that could adversely affect our results of operations.
          We have had operations in Mexico since 1999 and we intend to expand in the future into other foreign countries. Because of the scope of our international operations, we are subject to the following risks, which could adversely impact our results of operations:
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
          Our future results of operations will be affected by our ability to successfully manage opportunities for growth. Rapid growth is likely to place a significant strain on our managerial, operational, financial, and other resources. If we experience extended periods of rapid growth, it may require us to implement additional management information systems, to further develop our operating, administrative, financial, and accounting systems and controls and to maintain close coordination among our accounting, finance, sales and marketing, and customer service and support departments. In addition, we may be required to retain additional personnel to adequately support our growth. If we cannot effectively manage periods of rapid growth in our operations, we may not be able to continue to grow, or we may grow at a slower pace. Any failure to successfully manage growth and to develop financial controls and accounting and operating systems or to add and retain personnel that adequately support growth could harm our business and financial results.
Our results of operations are affected by a variety of factors, which could cause our results of operations to fail to meet expectations.
          We have experienced large variations in our quarterly results of operations, and we may continue to experience significant fluctuations from quarter to quarter. Our results of operations are affected by a number of factors, including:
•	timing of orders from and shipments to major customers;

•	mix of products ordered by major customers;

•	volume of orders as related to our capacity at individual locations;

•	pricing and other competitive pressures;

•	component shortages, which could cause us to be unable to meet customer delivery schedules;

•	our ability to minimize excess and obsolete inventory exposure;

•	our ability to manage the risks associated with uncollectible accounts receivable;

•	our ability to manage effectively inventory and fixed asset levels;

•	Changing environmental laws affecting component chemistry and process changes needed to meet these new requirements; and

•	timing and level of goodwill and other long-lived asset impairments.
We are dependent on limited and sole source suppliers for electronic components and may experience component shortages, which could cause us to delay shipments to customers.
          We are dependent on certain suppliers, including limited and sole source suppliers, to provide critical electronic components and other materials for our operations. At various times, there have been shortages of some of the electronic components we use, and suppliers of some components have lacked sufficient capacity to meet the demand for these components. For example, from time to time, some components we use, including semiconductors, capacitors, and resistors, have been subject to shortages, and suppliers have been forced to allocate available quantities among their customers. Such shortages have disrupted our operations in the past, which resulted in late shipments of products to our customers. Our inability to obtain any needed components during future periods of allocations could cause delays in shipments to our customers. The inability to make scheduled shipments could in turn cause us to experience a shortfall in revenue. Component shortages may also increase our cost of goods sold due to premium charges we may pay to purchase components in short supply. Accordingly, even though component shortages have not had a lasting negative impact on our business, component shortages could harm our results of operations for a particular fiscal period due to the resulting revenue shortfall or cost increases and could also damage customer relationships over a longer-term period.
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
          Our operations are regulated under a number of federal, state, and foreign environmental and safety laws and regulations that govern, among other things, the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of such materials. These laws and regulations include the Clean Air Act; the Clean Water Act; the Resource Conservation and Recovery Act; and the Comprehensive Environmental Response, Compensation, and Liability Act; as well as analogous state and foreign laws. Compliance with these environmental laws is a major consideration for us because our manufacturing processes use and generate materials classified as hazardous, such as ammoniacal etching solutions, copper, and nickel. In addition, because we use hazardous materials and generate hazardous wastes in our manufacturing processes, we may be subject to potential financial liability for costs associated with the investigation and remediation of our own sites or sites at which we have arranged for the disposal of hazardous wastes, if such sites become contaminated. Even if we fully comply with applicable environmental laws and are not directly at fault for the contamination, we may still be liable. The wastes we generate include spent ammoniacal etching solutions, solder stripping solutions, and hydrochloric acid solutions containing palladium; waste water that contains heavy metals, acids, cleaners, and conditioners; and filter cake from equipment used for on-site waste treatment. We have not incurred significant costs related to compliance with environmental laws and regulations, and we believe that our operations comply with all applicable environmental laws. However, any material violations of environmental laws could subject us to revocation of our effluent discharge and other environmental permits. Any such revocations could require us to cease or limit production at one or more of our facilities. Even if we ultimately prevail, environmental lawsuits against us could be time consuming and costly to defend.
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
          Accordingly, we may experience problems in integrating the operations associated with any future acquisition. We therefore cannot provide assurance that any future acquisition will result in a positive contribution to our results of operations. In particular, the successful combination with any businesses we acquire will require substantial effort from each company, including the integration and coordination of sales and marketing efforts. The diversion of the attention of management and any difficulties encountered in the transition process, including the interruption of, or a loss of momentum in, the activities of any business acquired, problems associated with integration of management information and reporting systems, and delays in implementation of consolidation plans, could harm our ability to realize the anticipated benefits of any future acquisition. In addition, future acquisitions may result in dilutive issuances of equity securities, the incurrence of additional debt, significant inventory write-offs, and the creation of goodwill or other intangible assets that could ultimately result in increased impairment or amortization expense.
Failure to maintain an effective system of internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could inhibit our ability to accurately report our financial results and have a material adverse impact on our business and stock price.
          Effective internal controls are necessary for us to provide reliable financial reports. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have commenced documentation of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective December 31, 2007, we will be required to provide a report that contains an assessment by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2008, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the upcoming deadlines imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. Failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our stock price.
Our stock is traded on the Nasdaq SmallCap Market and if we are unable to sustain compliance with their listing requirements this could adversely impact our ability to use the capital markets to raise additional capital and our stockholders may be unable to efficiently sell their shares of our common stock.
          Our stock is currently being traded on the Nasdaq SmallCap Market. There can be no assurance that we will continue to meet the listing requirements of the Nasdaq SmallCap market, including the requirement to maintain a minimum bid price of $1.00 per share. If we are unable to sustain compliance with their listing requirements, this could adversely impact our ability to use the capital markets to raise additional capital and our stockholders may be unable to efficiently sell their shares of our common stock.
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
          Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to approximately 27,577,000 issued and outstanding shares as of December 31, 2006. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
          The following table describes locations where our material operations are conducted as of February 28, 2007.

	Year Acquired/	Approximate Size	Owned/
Location	Opened	(Square Feet)	Leased	Primary Use
Sugar Land, Texas (1)	2000	248,000	Leased	Manufacturing
Phoenix, Arizona	1999	99,000	Leased	Manufacturing/ Headquarters
Newberg, Oregon	1998	65,000	Leased	Manufacturing
Tijuana, Mexico	2005	78,000	Leased	Manufacturing
Manchester, New Hampshire	1998	23,000	Leased	Manufacturing
Lawrence, Massachusetts (2)	2001	73,000	Leased	Manufacturing

(1)	On March 30, 2006, we sold our building, which consisted of 488,000 square feet, and subsequently leased back from an unrelated party approximately 223,000 square feet of the facility under a seven-year lease and 25,000 square feet under a one-year lease (expiring on March 31, 2007).

(2)	Effective March 29, 2007, we entered into an amendment to the lease for our Lawrence, Massachusetts facility which reduced our square footage from 73,000 to 17,000. As consideration for the amendment, we agreed to pay approximately $1.1 million in March 2007 and the remaining rent payments under the lease decreased in proportion to the reduction in square footage.
          We lease a 45,000 square foot facility in Phoenix, Arizona that is not shown in the table above since we exited it in February 2004. This lease expires in July 2007. We also lease a 49,000 square foot facility in Olathe, Kansas that is not shown in the table above since we exited it in December 2006. This lease expires in May 2007. We believe our facilities are in good condition and that our current capacity is sufficient to handle our anticipated needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS
          Suntron Corporation and Suntron GCO, L.P. v. Applied Materials, Inc. In December 2004, we filed a complaint in the 268th Judicial District Court of Fort Bend County, Texas (the “Texas Complaint”) against Applied Materials, Inc. (“Applied Materials”). On February 25, 2005, we amended the Texas Complaint. The Texas Complaint sets forth our claim for reimbursement for expenses relating to raw materials, inventory and other business losses.
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
          In November 2006, we entered into an agreement with Applied Materials to resolve our dispute and the parties agreed to dismiss their respective lawsuits in Texas and California. Applied Materials agreed to pay us a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The inventory was sold for approximately its net carrying value, which resulted in a nominal impact to our operating income for the fourth quarter of 2006. Each party agreed to pay its own fees and costs associated with the litigation.
          There are no other legal proceedings to which we are a party or to which any of our properties are subject, that we expect to have a material adverse effect on our company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          On December 15, 2006, the Company held its annual meeting of stockholders to vote on the election of three directors, each for a term of three years. Our stockholders voted in favor of the election of three directors, with the following votes cast:

Name	For	Withhold
Ivor J. Evans	27,155,130	187,458
Douglas P. McCormick	27,154,152	188,436
Marc T. Schölvinck	27,121,494	221,094

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for Our Common Stock
          From March 2002 until September 2005, our common stock was listed on the Nasdaq National Market under the symbol “SUNN”. Since September 2005, our common stock has been listed on the Nasdaq SmallCap Market under the same symbol “SUNN”. The following table sets forth the low and high closing sale prices for our common stock for each of the fiscal quarters in 2005 and 2006:

Fiscal Quarter Ended	Low	High
April 3, 2005	$1.96	$3.33
July 3, 2005	$1.00	$2.10
October 2, 2005	$1.04	$1.69
December 31, 2005	$1.05	$1.35
April 2, 2006	$1.16	$2.90
July 2, 2006	$1.44	$2.42
October 1, 2006	$1.11	$1.79
December 31, 2006	$1.01	$1.63
          As of February 28, 2007, there were approximately 631 holders of record of our common stock. The closing sale price of our common stock on the Nasdaq SmallCap Market on February 28, 2007 was $1.21 per share.
Performance Graph
          Our common stock has been listed on the Nasdaq National Market since March 1, 2002. Accordingly, the following graph compares, for the period from March 1, 2002 to December 31, 2002 and for each of the four years in the period ended December 31, 2006, the cumulative total stockholder return on our common stock against the cumulative total return of:
•	the Nasdaq Composite Index; and

•	a peer group consisting of us and six other publicly traded electronic manufacturing services companies that we have selected.
          The graph assumes $100 was invested in our common stock on March 1, 2002, the date on which our common stock became listed on the Nasdaq National Market and an investment in each of the peer group and the Nasdaq Composite Index, and the reinvestment of all dividends. The companies included in the peer group are Benchmark Electronics, Inc. (NYSE: BHE), IEC Electronics Corp. (Nasdaq NM: IECE), Jabil Circuit, Inc. (NYSE: JBL), Plexus Corp. (Nasdaq NM: PLXS), Sanmina-SCI Corporation (Nasdaq NM: SANM), and Solectron Corporation (NYSE: SLR).

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*
Among Suntron Corporation, The NASDAQ Composite Index
And A Peer Group

*	$100 invested on 3/1/02 including reinvestment of dividends, as applicable. Fiscal year ending December 31.
          Dividends
          Our senior credit facility and our subordinated debt agreement prohibit the payment of dividends. Suntron has not declared or paid any dividends, and we do not anticipate paying any cash dividends in the foreseeable future. We presently intend to retain any future earnings to finance expansion of our business, and to reduce indebtedness.

ITEM 6. SELECTED FINANCIAL DATA
          The selected financial data presented below as of and for each of the years in the five-year period ended December 31, 2006 are derived from our audited consolidated financial statements (including financial statements of our predecessors, EFTC Corporation and K*TEC Electronics Holding Corporation). The consolidated financial statements as of December 31, 2005 and 2006, and for each of the years in the three-year period ended December 31, 2006, and the report of independent registered public accounting firm thereon, are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)
Statement of Operations Data:
Net sales	$370,797	$313,231	$475,388	$328,730	$320,786
Cost of goods sold	398,767	321,599	449,516	311,894	302,673

Gross profit (loss)	(27,970)	(8,368)	25,872	16,836	18,113

Operating Expenses:
Selling, general, and administrative expenses	27,234	22,648	24,361	22,758	22,815
Severance, retention, and lease exit costs	169	124	1,085	869	619
Reorganization transaction costs	312	—	—	—	—
Related party management and consulting fees	835	750	750	750	750
Impairment of long-lived assets	21	—	—	—	—

Operating loss	(56,541)	(31,890)	(324)	(7,541)	(6,071)

Interest expense	(2,568)	(2,696)	(3,982)	(4,703)	(5,936)
Reduction in interest due to settlement of dispute	1,029	—	—	—	—
Gain (loss) on sale of assets, net	(166)	50	(11)	695	25
Other, net	835	248	(140)	207	103

Loss before income taxes and cumulative effect of change in accounting principle	(57,411)	(34,288)	(4,457)	(11,342)	(11,879)
Income tax benefit	276	—	—	—	—

Loss before cumulative effect of change in accounting principle	(57,135)	(34,288)	(4,457)	(11,342)	(11,879)
Cumulative effect of change in accounting principle	(69,015)	—	—	—	—

Net loss	$(126,150)	$(34,288)	$(4,457)	$(11,342)	$(11,879)

Net loss per share — Basic and Diluted:
Loss before cumulative effect of change in accounting principle	$(2.08)	$(1.25)	$(0.16)	$(0.41)	$(0.43)
Cumulative effect of change in accounting principle	(2.52)	—	—	—	—

Net loss per share — Basic and Diluted	$(4.60)	$(1.25)	$(0.16)	$(0.41)	$(0.43)

Weighted average shares outstanding - Basic and Diluted	27,409	27,409	27,413	27,415	27,525

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Other Operating Data:
Computation of EBITDA (a)(b)
Loss before cumulative effect of change in accounting principle	$(57,135)	$(34,288)	$(4,457)	$(11,342)	$(11,879)
Income tax benefit	(276)	—	—	—	—
Interest expense	2,568	2,696	3,982	4,703	5,936
Reduction in interest under settlement	(1,029)	—	—	—	—
Depreciation and amortization expense	21,987	22,133	11,199	7,809	4,597

EBITDA (a)(b)	$(33,885)	$(9,459)	$10,724	$1,170	$(1,346)

Cash Flow Data:
Cash provided by (used in):
Operating activities	$22,779	$(19,768)	$(22,774)	$16,500	$1,089
Investing activities	(7,779)	(2,805)	(4,521)	(59)	16,342
Financing activities	(27,551)	20,978	27,283	(16,396)	(17,444)

	December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Total assets	$172,216	$154,646	$180,109	$155,349	$116,913
Total debt	10,856	34,011	59,128	47,000	31,113
Total stockholders’ equity	104,011	69,949	65,814	54,568	43,552
Total invested capital (c)	114,867	103,960	124,942	101,568	74,665

Liquidity Data:
Working capital (d)	$50,372	$49,378	$17,153	$33,869	$37,773

(a)	Earnings (loss) before interest, taxes, depreciation and amortization (“EBITDA”) is presented because we believe it is an indicator of our ability to incur and service debt and to fund capital expenditures. An EBITDA-based calculation is also used by our lenders in determining compliance with certain financial covenants.

(b)	The primary measure of operating performance is net income (loss). EBITDA should not be construed as an alternative to net income (loss), determined in accordance with U.S. generally accepted accounting principles, or GAAP, as an indicator of operating performance, as a measure of liquidity or as an alternative to cash flows from operating activities determined in accordance with GAAP. We believe the presentation of these additional financial performance indicators is beneficial to investors since they provide an additional perspective from which to evaluate our company. However, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. For example, as discussed in greater detail under Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Report on Form 10-K, the calculation of EBITDA in our credit agreement with US Bank is different than the calculation of EBITDA shown above.

(c)	Total invested capital represents total debt plus total stockholders’ equity.

(d)	Working capital represents total current assets less total current liabilities. Beginning in 2004, the principal balance under our revolving credit agreement is included in current liabilities due to the existence of a “lockbox” requirement in the credit agreement.

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
Overview
          Our net sales for the year ended December 31, 2006 totaled $320.8 million compared to $328.7 million for the year ended December 31, 2005. Even though our net sales declined in 2006, our gross profit improved by $1.3 million to $18.1 million for 2006. Similarly, our operating loss improved from $7.5 million for 2005 to $6.1 million for 2006. Significant restructuring activities took place over the past two years which resulted in restructuring costs of $2.1 million for 2005 and $3.5 million for 2006.
          Since the first quarter of 2006, we completed the following actions resulting in a significant reduction in our existing debt and we believe we made significant progress in our ongoing efforts to “right-size” our business and reduce fixed costs:
•	On March 30, 2006, we sold our building and land in Sugar Land, Texas, which generated net proceeds of approximately $16.7 million that we used to repay outstanding debt. On April 11, 2006, the sale of an adjacent land parcel was completed, which generated additional net proceeds of approximately $1.4 million. We leased back approximately half of the building under a seven-year lease to continue our manufacturing operations at that location. In addition to the benefit from eliminating future interest cost due to the repayment of debt, we also eliminated fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, we entered into a new three-year senior credit facility with US Bank that permits borrowings of up to $50.0 million which matures in March 2009. As of December 31, 2006, the principal balance outstanding was approximately $19.8 million and we had unused borrowing availability of approximately $18.4 million.

•	On March 30, 2006, we borrowed $10.0 million of subordinated debt from an affiliate of our majority stockholder. In addition, the affiliate agreed to make additional subordinated loans of up to $5.0 million if our operating performance results in a failure to comply with the fixed charge coverage (“FCC”) ratio covenant in our new credit facility. The outstanding principal balance bears interest at an effective rate of 16.9% with interest payable in kind, which results in accrued interest being added to the principal balance each quarter. This debt matures in May 2009 and if additional subordinated loans are required to comply with the FCC ratio, the interest rate will not exceed 18.0%.

•	During 2006, we further improved plant capacity utilization and the elimination of fixed overhead costs through the closure of business units in Lawrence, Massachusetts and Olathe, Kansas. On March 29, 2007, we amended our lease in Lawrence, Massachusetts whereby future rental payments of approximately $2.1 million were eliminated in exchange for a cash payment of approximately $1.1 million.

•	In November 2006, we executed an agreement with Applied Materials that resulted in the termination of litigation that was initiated in 2004. In 2005 and 2006, we incurred substantial costs related to this litigation and the settlement resulted in the elimination of these costs beginning in December 2006.

•	In February 2007, we sold our business unit located in Garner, Iowa for a selling price of approximately $4.8 million, resulting in a gain on sale of approximately $0.5 million.
          We believe the financing and consolidation actions taken in 2006 will provide us with adequate liquidity and a more efficient cost structure to carry out our planned activities for 2007. In addition, we are continuing to explore opportunities to further improve the utilization of our assets and we are evaluating other actions that will reduce costs and drive sustainable improvement in our future financial performance. Though our primary focus for 2006 was on the right-sizing of our U.S. manufacturing footprint, our sales efforts continue to result in new customer wins. The nature of our low volume/high mix model requires a longer ramp-

up of production and, therefore, any significant sales from new customers added in 2006 should begin to be realized during 2007. As we execute our business plan for 2007, our focus will be on profitable growth and working capital management, while maintaining quality customer service.
          Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for 2005 compared to 2006. This section also contains a similar discussion and analysis of our operating results for 2004 compared to 2005.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for 2006 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
Information About Our Business
          Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the industrial, semiconductor capital equipment, aerospace and defense, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. We provide design and engineering services, quick-turn prototype, materials management, cable and harness assembly, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. We believe our competitive niche, “low volume, high mix and complex system integration”, is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.
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
     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements for the year ended December 31, 2006, beginning on page F-9 of this Annual Report on Form 10-K.
Overview of Statement of Operations
     Net sales are recognized when title is transferred to our customers, which generally occurs upon shipment from our facilities. Net sales from design, engineering, and other services are less than 10% of our total net sales and are generally recognized as the services are performed. Sales are recorded net of customer discounts and credits taken or expected to be taken.
     Cost of goods sold includes materials, labor, and overhead expenses incurred in the manufacture of our products. Cost of goods sold also includes charges related to manufacturing operations for lease exit costs, severance and retention costs, impairment of long-lived assets, and obsolete and slow moving inventories. Many factors affect our gross profit, including fixed costs associated with plant and equipment capacity utilization, manufacturing efficiencies, changes in product mix, and production volume.
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

Results of Operations
          Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variations in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the years ended December 31, 2004, 2005, and 2006.

	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	94.6%	94.9%	94.4%

Gross profit	5.4%	5.1%	5.6%
Operating expenses:
Selling, general, and administrative expenses	5.1%	6.9%	7.1%
Severance, retention, and lease exit costs	0.2%	0.3%	0.2%
Related party management and consulting fees	0.2%	0.2%	0.2%

Operating loss	(0.1)%	(2.3)%	(1.9)%

Comparison of Years Ended December 31, 2005 and 2006
          Net Sales. Net sales decreased $7.9 million, or 2.4%, from $328.7 million for 2005 to $320.8 million for 2006. The decrease in net sales for 2006 was primarily attributable to decreases of $32.5 million in our net sales to customers in the networking and telecommunication sector and $32.1 million in net sales to customers in the aerospace and defense sector, which were partially offset by increases of $34.0 million in net sales to customers in the industrial sector, and $24.9 million in net sales tcustomers in the semiconductor capital equipment sector.
          Net sales for 2005 and 2006 include approximately $11.7 million and $16.4 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
          Net sales to customers in our industrial sector increased from 29% of net sales for 2005 to 40% for 2006. Net sales to customers in our semiconductor capital equipment sector increased from 22% of net sales for 2005 to 31% for 2006. Net sales to customers in our aerospace and defense sector decreased from 30% of net sales for 2005 to 20% for 2006. Net sales for our top five customers totaled 52% for both 2005 and 2006. Honeywell, a major customer in our aerospace and defense sector, accounted for 25% of our net sales for 2005 and 16% for 2006.
          In 2007, one of our top five customers, in the industrial market sector, has transitioned from a turnkey model (where we procure the required material components) to a consignment model (where the customer procures substantially all of the required material components). Therefore, we expect 2007 net sales for this customer will no longer include the cost associated with the procured material.
     Gross Profit. Our gross profit increased $1.3 million from $16.8 in 2005 to $18.1 million in 2006. Similarly, gross profit as a percentage of net sales increased from 5.1% in 2005 to 5.6% in 2006. The increase in gross profit in 2006 is primarily attributable to the realization of the benefits from restructuring and cost-cutting actions initiated in 2005 and 2006.
          We incurred restructuring costs of $2.9 million in 2006 related to manufacturing activities, including (i) $1.1 million for severance and retention costs primarily related to the consolidation of our Northeast and Midwest manufacturing business units, (ii) $0.7 million for impairment of leasehold improvements related to our Northeast business unit, (iii) $0.8 million for expenses associated with the relocation of inventory and equipment to different facilities, employee relocation and training, and (iv) $0.2 million for lease exit costs associated with the closure of our Midwest manufacturing business unit in Olathe, Kansas. In 2005, we incurred restructuring costs of $1.2 million, consisting of $1.0 million for severance costs related to reductions in the manufacturing workforce and the termination of an executive officer, and $0.2 million for lease exit costs associated with the early termination of our Austin warehouse lease. Early in 2007, we expect to continue to ramp production for certain customers that transitioned from our Olathe, Kansas facility that was closed during the fourth quarter of 2006. We may experience production inefficiencies related to hiring and training that could result in reduced profitability at the affected manufacturing locations in 2007.
          During 2006 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. On March 30, 2006, we completed the sale of our building located in Sugar Land, Texas. Accordingly, depreciation expense for 2006 declined by approximately $3.1 million compared to 2005. However, the 2006 decrease in depreciation expense was partially offset by rent charges of approximately $1.2 million related to the leaseback of the Sugar Land facility.
     Inventory write-downs decreased $2.8 million from $5.9 million, or 1.8% of net sales, in 2005 to $3.1 million, or 1.0% of net sales, in 2006. In both 2005 and 2006, write-downs of excess inventories were related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation
          Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) were $22.8 million in both 2005 and 2006. However, SG & A as a percentage of net sales increased from 6.9% in 2005 to 7.1% in 2006. For 2006, our legal fees increased by $1.7 million compared to 2005, primarily due to the escalation in litigation against Applied Materials which ultimately resulted in a settlement in November 2006. For 2006, stock-based compensation increased by $0.8 million compared to 2005 due to the adoption of FAS 123R which required the fair value of stock options to be charged to expense beginning in January 2006. These increased expenses in 2006 compared to 2005 were offset by decreases in salaries and benefits of $1.0 million, a decrease in facilities and information technology costs of $0.5 million, and a decrease in general corporate expenses of $1.0 million.
          In December 2004, we initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in the Superior Court of the State of California. In November 2006, Applied Materials and the Company resolved their disputes and agreed to dismiss their respective lawsuits in Texas and California. Applied Materials agreed to pay us a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The inventory was sold for approximately its net carrying value, which resulted in a nominal impact to our operating income for the fourth quarter of 2006. Each party agreed to pay their own fees and costs associated with the litigation. Additionally, we will avoid the ongoing expense that would have been necessary to continue the litigation, which amounted to approximately $3.1 million for 2006.
          Severance, Retention, and Lease Exit Costs. Severance, retention, and lease exit costs amounted to $0.9 million and $0.6 million for 2005 and 2006, respectively. In 2005 and 2006, we incurred lease exit charges of $0.3 million and $0.2 million, respectively, due to revised assumptions about subleasing our former Phoenix, Arizona headquarters location. In 2006, we also incurred severance, retention, and relocation costs of approximately $0.4 million primarily related to the consolidation of our Northeast and Midwest business units and other reductions in our administrative workforce. In 2005, we incurred severance costs of $0.5 million associated with the termination of an executive officer and other reductions in our administrative workforce.
          Interest Expense. Interest expense increased approximately $1.2 million, from $4.7 million in 2005 to $5.9 million in 2006, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement. The increase in interest expense was also attributable to higher interest rates, which was partially offset by a decrease in our weighted average borrowings. Our weighted average interest rate increased from 7.0% in 2005 to 10.9% in 2006, primarily reflecting increases in short term interest rates and the 16.8% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority stockholder. Our weighted average borrowings decreased from $54.9 million for 2005 to $35.2 million for 2006.

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
          Net sales to customers in our aerospace and defense sector increased from 24% of net sales for 2004 to 30% for 2005. Net sales to customers in our industrial sector increased from 25% of net sales for 2004 to 29% for 2005. Net sales to customers in our semiconductor capital equipment sector decreased from 39% of net sales for 2004 to 22% for 2006. Net sales for our top five customers totaled 63% for 2004 and 52% for 2005. For 2004, Honeywell and Applied Materials accounted for 21% and 25%, respectively, of our net sales. For 2005, Honeywell accounted for 25% of our net sales.
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
          Interest Expense. Interest expense increased approximately $0.7 million, or 18.1%, from $4.0 million in 2004 to $4.7 million in 2005. The increase in interest expense in 2005 was primarily attributable to higher interest rates, partially offset by a decrease in our weighted average borrowings. Our weighted average borrowings decreased from $55.4 million for 2004 to $54.9 million for 2005. Our weighted average interest rate increased from 5.2% for 2004 to 7.0% for 2005.
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
Liquidity and Capital Resources
          Cash Flows from Operating Activities. Net cash provided by operating activities in 2006 was $1.1 million, compared with net cash provided by operating activities of $16.5 million in 2005. The difference between our net loss of $11.9 million in 2006 and $1.1 million of net cash provided by operating activities was primarily attributable to a decrease in trade receivables of $10.6 million, a decrease in inventories of $5.9 million, $4.6 million of depreciation and amortization, and $2.1 million of amortization of debt issuance costs, offset by a decrease in accounts payable of $8.8 million and a decrease in accrued compensation and benefits of $1.4 million. During 2005, operating activities provided $16.5 million of cash, primarily due to lower inventories associated with a significant decrease in our net sales compared to the fourth quarter of 2004 due to the loss of business with Applied Materials.
          Over the past two years, cash flows from operating activities have been negatively impacted by costs associated with restructuring activities and our lawsuit against Applied Materials, which amounted to an aggregate of approximately $3.8 million for 2005 and $6.1 million for 2006.
          Days sales outstanding (based on net sales for the year and net trade receivables outstanding at the end of the year) improved to 46 days for 2006, compared to 57 days for 2005.
          Inventories decreased 9.6% to $56.0 million at December 31, 2006, compared to $62.0 million at December 31, 2005. For 2006, inventory turns (cost of goods sold excluding restructuring charges of $2.9 million for 2006 and $1.2 million for 2005, divided by year-end inventories) improved to 5.4 times per year compared to 5.0 times per year for 2005. The termination of our business relationship with Applied Materials was primarily responsible for the low inventory turns for 2005, since we only sold a nominal portion of the inventories that were subject to litigation until the November 2006 settlement.

          Cash Flows from Investing Activities. Net cash provided by investing activities for 2006 was $16.3 million compared with net cash used in investing activities of less than $0.1 million for 2005. Investing cash flows for 2006 included $18.1 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. In arriving at the net cash proceeds, the net selling price of $19.6 million was reduced by a $1.5 million cash deposit and $0.1 million for accrued property taxes that were retained by the purchaser. We leased back approximately 50% of the building for a period of seven years. The gain on the sale of $1.0 million was deferred and is being treated as a reduction of rent expense over the seven-year term of the lease agreement. Cash inflows for investing activities in 2006 also included $0.6 million of proceeds from the sale and leaseback of certain manufacturing equipment. Our cash inflows for investing activities were partially offset by capital expenditures of $2.3 million, primarily for manufacturing equipment.
          The cash deposit of $1.5 million discussed above was withheld from the building sale proceeds to secure the Company’s obligations under the seven-year operating lease. This lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved.
          Investing cash flows for 2005 totaled $3.4 million of cash outflows, consisting of the payment of $1.4 million of contingent consideration related to the 2004 earn-out associated with the acquisition of Trilogic Systems and capital expenditures of $2.0 million, primarily for manufacturing equipment and leasehold improvements for our facility in Mexico. Our cash outflows for investing activities were offset by $3.4 million of proceeds received from the sale of a 7.5 acre parcel of land, the sale of equipment used for plastic injection molding and sheet metal fabrication and the sale-leaseback of certain manufacturing equipment.
          Cash Flows from Financing Activities. Net cash used in financing activities for 2006 was $17.4 million, compared with net cash used in financing activities of $16.4 million for 2005. Financing cash flows for 2006 reflect the net repayment of debt of $16.2 million, payment of $1.0 million of debt issuance costs associated with the new senior credit agreement with US Bank and the subordinated loan from an affiliate of our majority stockholder, and a decrease in outstanding checks in excess of cash balances of $0.2 million.
          Financing cash flows for 2005 reflect the net repayment of debt of $12.6 million, payment of $0.6 million of debt issuance costs, and a decrease in outstanding checks in excess of cash balances of $3.3 million.
          Contractual Obligations. The following table summarizes our contractual obligations as of December 31, 2006:

	Debt	Operating	Purchase
	Agreements(1)	Leases (2)	Obligations (3)	Other (4)	Total
	(Dollars in Table are in Millions)
Year ending December 31:
2007	$21.8	$5.1	$35.5	$0.3	$62.7
2008	—	3.8	—	0.2	4.0
2009	11.4	3.3	—	—	14.7
2010	—	2.9	—	—	2.9
2011	—	2.3	—	—	2.3
After 2011	—	2.3	—	—	2.3

	$33.2	$19.7	$35.5	$0.5	$88.9

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $19.8 million. The US Bank senior credit agreement expires in March 2009, but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox”

arrangement. Also includes $11.4 million of principal plus accrued interest that is “payable-in-kind” under a subordinated loan from an affiliate of our majority stockholder that is due in May 2009.

(2)	Includes an aggregate of $0.5 million, which has been included in the determination of our liability for lease exit costs that is recorded in our consolidated balance sheet at December 31, 2006. U.S. generally accepted accounting principles require that we record a liability for future lease payments, net of estimated sublease rentals, for facilities that we have exited. Also includes an aggregate of $2.1 million that was eliminated in March 2007 in consideration of a cash payment of $1.1 million related to the amendment of the lease for our Lawrence, Massachusetts facility.

(3)	Consists of obligations under outstanding purchase orders. Approximately 86% of the deliveries under outstanding purchase orders are expected to be received in the first quarter of 2007. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(4)	Consists of $0.5 million payable under agreements for the acquisition of manufacturing equipment and software licenses.
     Effective internal controls are necessary for us to provide reliable financial reports. We have commenced documentation of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective December 31, 2007, we will be required to provide a report that contains an assessment by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2008, our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting. In order to become fully compliant with the requirements of Section 404, we estimate that we will need to incur between $2.0 million and $3.0 million for professional and other fees in 2007 compared to a nominal amount of such costs that were incurred in 2005 and 2006.
          Capital Resources. Our working capital at December 31, 2006 totaled $37.8 million compared to $33.9 million at December 31, 2005. As discussed in detail below, during 2006 we completed several major transactions to reduce our indebtedness, improve borrowing availability, reduce fixed overhead costs and improve plant capacity utilization.
Sale of Sugar Land Real Estate. In January 2006, we obtained approval from our board of directors and lenders to enter into two separate agreements to sell our building and adjoining land in Sugar Land, Texas. We were able to structure the sale of the building with a concurrent agreement to leaseback approximately 50% of the building, which permitted our current business operations in Sugar Land to continue without interruption. The sale of the building was completed on March 30, 2006 and resulted in a net selling price of $18.2 million. The transaction for the sale of an adjacent land parcel closed on April 11, 2006, for an additional net selling price of $1.4 million. These transactions resulted in a gain of approximately $1.0 million.
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
Revolving Credit Agreement. At December 31, 2005, we had a $75.0 million revolving credit facility that was scheduled to expire in July 2008. On March 30, 2006, we entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of December 31, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.36%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
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
Similar to our previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires us to direct our customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance under our previous and current credit agreements is classified as a current liability in our consolidated balance sheets.
Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of December 31, 2006, the borrowing base calculation permitted total borrowings of $40.2 million. After deducting the outstanding principal balance of $19.8 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $18.4 million as of December 31, 2006.
Second Lien Financing. On March 30, 2006, we also entered into a $10.0 million subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of our majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a prepayment penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method. Since interest is payable in kind, accrued interest is added to the principal balance each quarter which has resulted in an outstanding principal balance of $11.4 million as of December 31, 2006.
In connection with the US Bank credit agreement, an affiliate of our majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to an additional $5.0 million of subordinated loans to us if the FCC ratio is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can be up to 18.0%. We currently expect that the affiliate of our majority stockholder could be required to make loans pursuant to the FCC maintenance agreement of between $1.2 million and $2.0 million during the second quarter of 2007 (to achieve compliance with the FCC covenant for the first quarter of 2007). We currently do not expect that additional loans will be required to achieve compliance with the FCC covenant for the second through fourth quarters of 2007.

          We believe the financing and consolidation actions taken in 2006 will provide adequate liquidity and a more efficient cost structure to carry out our planned activities for the next year.
          EBITDA Alternative Performance Measure. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the year ended December 31, 2005 and December 31, 2006 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	2005	2006
	(Dollars in Millions)
Net loss	$(11.3)	$(11.9)
Interest expense	4.7	5.9
Income tax expense	—	—
Depreciation and amortization	7.8	4.6

EBITDA per “traditional” definition	1.2	(1.4)
Restructuring costs (A)	1.7	3.5
Other charges (B)	1.4	3.9

EBITDA per credit agreement definitions	$4.3	$6.0

(A)	Restructuring costs include lease exit costs, impairment of long-lived assets, and severance, retention, and moving costs related to facility closures and other reductions in workforce. For 2005, approximately $0.4 million of restructuring costs were incurred but are not included in the calculation above since they exceeded the amount permitted under the previous credit agreement.

(B)	Includes stock-based compensation expense, net gains from disposition of capital assets, and charges related to outstanding litigation related to termination of our business relationship with Applied Materials.

Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that companies recognize in their financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We do not expect the adoption of Interpretation No. 48 will have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. We will be required to adopt Statement No. 159 in the first quarter of the year ending December 31, 2008. While we are currently evaluating the provisions of Statement No. 159, the adoption is not expected to have a material impact on our 2008 consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the provisions of Statement No. 157, the adoption of which is not expected to have a material impact on our 2008 consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our 2006 consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of December 31, 2006, we had a revolving line of credit that provides for total borrowings up to $50.0 million. The interest rate under this agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on the Company’s future results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Reference is made to the financial statements, the report thereon, the notes thereto, and the supplementary data commencing at page F-1 of this Report, which financial statements, report, notes, and data are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information concerning the directors and executive officers of the Company is incorporated herein by reference to the sections labeled “Election of Directors”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).
ITEM 11. EXECUTIVE COMPENSATION
     The section labeled “Executive Compensation” appearing in the Company’s Proxy Statement is incorporated herein by reference, except for such information as need not be incorporated by reference under rules promulgated by the Securities and Exchange Commission.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The section labeled “Security Ownership of Principal Stockholders, Directors and Officers” appearing in the Company’s Proxy Statement is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The section labeled “Certain Relationships and Related Transactions” appearing in the Company’s Proxy Statement is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The section labeled “Relationship with Independent Registered Public Accountants” appearing in the Company’s Proxy Statement is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements and Financial Statement Schedule
(1)	Financial Statements are listed in the Index to Financial Statements on page F-1 of this Report.

(2)	Schedule II is listed in the Index to Financial Statements on page F-1 of this Report. Other schedules are omitted because they are not applicable, not required, or because required information is included in the consolidated financial statements or notes thereto.
(b)	Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (3)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.4	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.5	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.6	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (2)

10.7	Amended and Restated Employment agreement between Suntron and Hargopal (Paul) Singh (5)

10.8	Form of Change of Control Severance Agreement between Suntron Corporation and certain executives (4)

10.9	Earnest Money Contract dated effective as of December 27, 2005 by and between Suntron GCO, LP and GSL Industrial Partners, L.P. (4)

10.10	First Letter Agreement to Earnest Money Contract dated as February 2, 2006 (4)

10.11	Second Letter Agreement to Earnest Money Contract dated as of March 8, 2006 (4)

10.12	Third Letter Agreement to Earnest Money Contract dated as of March 17, 2006 (4)

10.13	Fourth Letter Agreement to Earnest Money Contract dated as of March 22, 2006 (4)

10.14	Assignment of Earnest Money Contract dated as of March 21, 2006 between Suntron GCO, LP and GSL Industrial Partners, L.P. (4)

10.15	Triple Net Industrial Lease dated effective as of March 30, 2006 by and between Suntron GCO, LP and GSL 16/VIF Gillingham, L.P. (4)

10.16	Financing Agreement dated as of March 28, 2006 by and between Suntron Corporation and U.S. Bank National Association (4)

Exhibit
Number	Description

10.17	Note Purchase Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P. (4)

10.18	Maintenance Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P. (4)

21	List of Subsidiaries of the registrant. (6)

23.1	Consent of KPMG LLP (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(3)	Incorporated by reference to our 2002 Annual Report on Form 10-K filed on April 15, 2003.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2006.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2006.

(6)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed on March 31, 2006.

(7)	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
Date: March 30, 2007	By:	/s/ Hargopal Singh
Hargopal Singh
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Hargopal Singh Hargopal Singh	President, Chief Executive Officer (Principal Executive Officer), and Director	March 30, 2007

/s/Thomas B. Sabol Thomas B. Sabol	Chief Financial Officer and Director (Principal Financial Officer)	March 30, 2007

/s/James A. Doran James A. Doran	Chief Accounting Officer and Secretary (Principal Accounting Officer)	March 30, 2007

/s/Allen S. Braswell, Jr. Allen S. Braswell, Jr.	Director	March 30, 2007

/s/Ivor J. Evans Ivor J. Evans	Director and Chairman of the Board	March 30, 2007

/s/James J. Forese James J. Forese	Director	March 30, 2007

/s/Kurt D. Grindstaff Kurt D. Grindstaff	Director	March 30, 2007

/s/Douglas P. McCormick Douglas P. McCormick	Director	March 30, 2007

/s/Scott D. Rued Scott D. Rued	Director	March 30, 2007

/s/Marc T. Schölvinck Marc T. Schölvinck	Director	March 30, 2007

/s/William S. Urkiel William S. Urkiel	Director	March 30, 2007

SUNTRON CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Suntron Corporation:
We have audited the accompanying consolidated balance sheets of Suntron Corporation and subsidiaries as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Suntron Corporation and subsidiaries as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 7 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.
/s/ KPMG LLP
Phoenix, Arizona
March 30, 2007

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
ASSETS
Current Assets:
Cash and equivalents	$59	$46
Trade receivables, net of allowance for doubtful accounts of $1,678 and $1,647, respectively	51,377	40,756
Inventories	61,985	56,038
Land, building and improvements held for sale, net	18,772	—
Prepaid expenses and other	1,430	1,186

Total Current Assets	133,623	98,026

Property and Equipment, at cost:
Leasehold improvements	7,338	6,693
Manufacturing machinery and equipment	48,050	44,972
Furniture, computer equipment and software	34,327	32,033

Total	89,715	83,698
Less accumulated depreciation and amortization	(81,348)	(78,514)

Net Property and Equipment	8,367	5,184

Intangible and Other Assets:
Goodwill	10,918	10,918
Deposits and other	180	1,690
Debt issuance costs, net	1,586	620
Identifiable intangible assets, net of accumulated amortization of $1,325 and $1,525, respectively	675	475

Total Intangible and Other Assets	13,359	13,703

Total Assets	$155,349	$116,913

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS, Continued
As of December 31, 2005 and 2006
(In Thousands, Except Per Share Amounts)

	2005	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,605	$30,285
Outstanding checks in excess of cash balances	1,039	804
Borrowings under revolving credit agreement	47,000	19,759
Accrued compensation and benefits	6,181	4,721
Current portion of accrued exit costs related to facility closures	494	469
Payable to affiliates	501	432
Other accrued liabilities	5,934	3,783

Total Current Liabilities	99,754	60,253

Long-term Liabilities:
Subordinated debt payable to affiliate	—	11,353
Accrued exit costs related to facility closures	122	—
Other	905	1,755

Total Liabilities	100,781	73,361

Commitments and Contingencies (Notes 5, 11, 12 and 13)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,415 shares and 27,577 shares, respectively	274	276
Additional paid-in capital	380,744	381,329
Deferred stock compensation	(276)	—
Accumulated deficit	(326,174)	(338,053)

Total Stockholders’ Equity	54,568	43,552

Total Liabilities and Stockholders’ Equity	$155,349	$116,913

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2004, 2005 and 2006
(In Thousands, Except Per Share Amounts)

	2004	2005	2006
Net Sales	$475,388	$328,730	$320,786
Cost of Goods Sold	449,516	311,894	302,673

Gross profit	25,872	16,836	18,113

Operating Expenses:
Selling, general and administrative expenses	24,361	22,758	22,815
Severance, retention, and lease exit costs	1,085	869	619
Related party management and consulting fees	750	750	750

Total operating expenses	26,196	24,377	24,184

Operating loss	(324)	(7,541)	(6,071)

Other Income (Expense):
Interest expense	(3,982)	(4,703)	(5,936)
Gain (loss) on sale of assets	(11)	695	25
Unrealized loss on marketable equity securities	(385)	(144)	—
Interest and other income	245	351	103

Total other income (expense)	(4,133)	(3,801)	(5,808)

Net loss	$(4,457)	$(11,342)	$(11,879)

Loss Per Share (Basic and Diluted)	$(0.16)	$(0.41)	$(0.43)

Weighted Average Shares Outstanding (Basic and Diluted)	27,413	27,415	27,525

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2005 and 2006
(In Thousands)

			Additional
	Common Stock		Paid-in	Deferred Stock	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total
Balances, December 31, 2003	27,409	$274	$380,804	$(754)	$(310,375)	$69,949
Amortization of deferred stock compensation	—	—	—	300	—	300
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(189)	189	—	—
Stock options exercised	6	—	22	—	—	22
Net loss	—	—	—	—	(4,457)	(4,457)

Balances, December 31, 2004	27,415	274	380,637	(265)	(314,832)	65,814

Compensation cost related to stock options granted to employees	—	—	414	(414)	—	—
Amortization of deferred stock compensation	—	—	—	96	—	96
Write-off of unvested deferred stock compensation related to cancelled options	—	—	(307)	307	—	—
Net loss	—	—	—	—	(11,342)	(11,342)

Balances, December 31, 2005	27,415	274	380,744	(276)	(326,174)	54,568

Stock options exercised	162	2	—	—	—	2
Attribution of share-based compensation cost	—	—	861	—	—	861
Elimination of deferred stock compensation in connection with adoption of FAS123R	—	—	(276)	276	—	—
Net loss	—	—	—	—	(11,879)	(11,879)

Balances, December 31, 2006	27,577	$276	$381,329	$—	$(338,053)	$43,552

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2005 and 2006
(In Thousands)

	2004	2005	2006
Cash Flows from Operating Activities:
Net loss	$(4,457)	$(11,342)	$(11,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,199	7,809	4,597
Amortization of debt issuance costs	962	843	2,077
Impairment of property, plant and equipment	—	—	734
Loss (gain) on sale of assets	11	(695)	(25)
Stock-based compensation expense	300	96	861
Interest on subordinated debt to affiliates	—	—	1,353
Marketable equity securities received for recovery of bad debt	(777)	—	—
Unrealized loss on marketable equity securities	385	144	—
Changes in operating assets and liabilities, net of effects of purchase of businesses:
Decrease (increase) in:
Trade receivables, net	(15,940)	(942)	10,621
Inventories	(17,562)	17,217	5,947
Prepaid expenses and other	2,697	(406)	234
Increase (decrease) in:
Accounts payable	2,530	2,826	(8,795)
Accrued compensation and benefits	(408)	(486)	(1,460)
Other accrued liabilities	(1,714)	1,436	(3,176)

Net cash provided by (used in) operating activities	(22,774)	16,500	1,089

Cash Flows from Investing Activities:
Proceeds from sale of property, plant and equipment	642	3,371	18,785
Professional fees associated with sale of property	—	—	(105)
Payments for acquisition of businesses	(2,466)	(1,383)	—
Payments for property, plant and equipment	(2,697)	(2,047)	(2,338)

Net cash provided by (used in) investing activities	(4,521)	(59)	16,342

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	505,224	323,951	364,360
Principal payments under debt agreements	(480,218)	(336,529)	(380,532)
Payments for debt issuance costs	(1,998)	(563)	(1,039)
Increase (decrease) in outstanding checks in excess of cash balances	4,253	(3,255)	(235)
Proceeds from exercise of stock options	22	—	2

Net cash provided by (used in) financing activities	27,283	(16,396)	(17,444)

Net increase (decrease) in cash and equivalents	(12)	45	(13)
Cash and Equivalents:
Beginning of year	26	14	59

End of year	$14	$59	$46

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For the Years Ended December 31, 2004, 2005 and 2006
(In Thousands)

	2004	2005	2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,496	$3,415	$3,611

Cash paid for income taxes	$—	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$—	$—	$1,500

Payable for acquisition of business	$1,408	$—	$—

Contract payable for acquisition of equipment	$793	$157	$—

The Accompanying Notes Are an Integral Part of These Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation, Nature of Business and Significant Accounting Policies
Basis of Presentation. Suntron Corporation (the “Company”) is a Delaware Corporation that was formed on May 2, 2001. Approximately 89% of the Company’s outstanding common stock is owned by Thayer-Blum Funding III, L.L.C. All material intercompany balances and transactions have been eliminated in consolidation. The Company has not separately disclosed comprehensive income because the only component of comprehensive income is net loss.
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and the related disclosures. The actual results could differ significantly from those estimates. The Company’s consolidated financial statements are based on several significant estimates, including the allowance for doubtful accounts, the write-down of excess and obsolete inventories, the outcome of lease exit activities and pending litigation, the determination of impairment of long-lived assets, and the selection of estimated useful lives of intangible assets, and property and equipment. These estimates may be adjusted as more current information becomes available, and the amount of such adjustments could be significant.
Fiscal Year. The Company’s fiscal year ends on December 31st. Except for the fourth quarter which ends on December 31st, the Company’s fiscal quarters generally end on the Sunday closest to the end of each calendar quarter.
Nature of Business. The Company is a provider of electronics manufacturing solutions, specializing in high-mix services that target the industrial, semiconductor capital equipment, aerospace and defense, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. The Company provides design and engineering services, quick-turn prototype, materials management, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, and full systems integration (known as box-build), after-market repair and warranty services. High-mix manufacturing involves processing assemblies in small lots (generally less than 100 assemblies per production run) in a flexible manufacturing environment. The Company operates in one business segment and its operations are conducted in the United States and Mexico.
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

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Trade Receivables. The allowance for doubtful accounts is based on management’s assessment of the collectability of specific customer accounts and the aging of the related invoices. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. If there is a deterioration of a customer’s credit worthiness, management’s estimate of the recoverability of amounts due the Company could be adversely affected. Upon exhausting all reasonable alternatives to collect past due receivables, accounts or portions thereof are written off with a corresponding reduction in the allowance for doubtful accounts during the period when management determines that the probability of collection is remote. Trade receivables are also reduced for estimated customer discounts and credits due to shipping and pricing errors, although these amounts were not significant at December 31, 2005 and 2006.
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
Property, Plant and Equipment. Property, plant and equipment are stated at cost. Material expenditures that increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Upon disposal of an asset, the cost of the asset and the related accumulated depreciation are removed from the accounts, and any gains or losses are reflected in current operations. Leasehold improvements are amortized over the lesser of the term of the lease or the estimated life of the improvement. For the years ended December 31, 2004, 2005 and 2006, the Company recognized depreciation and amortization expense related to property, plant and equipment of $10,922, $7,609 and $4,397, respectively. Depreciation is computed using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	30 to 40
Manufacturing machinery and equipment	5 to 10
Furniture, computer equipment and software	3 to 7
The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the asset or the asset group. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Identifiable Intangible Assets. Identifiable intangible assets consist of intellectual property rights which are amortized using the straight-line method over estimated useful lives of 5 to 10 years.
As of December 31, 2006, the weighted average amortization period for intellectual property costs is a total of 10 years and all intellectual property costs will be fully amortized in 2.4 years. At least annually, management reviews the carrying value of acquired intangible assets that are being amortized to determine whether impairment may exist. In addition, these assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets exceeds the related fair value. If the Company determines that the carrying value of an intangible asset exceeds its fair value based on estimated undiscounted future cash flows of the asset, the Company considers the carrying value of such intangible asset to be impaired. An impairment charge is then recognized for the deficiency in the amount of estimated discounted future cash flows of the intangible asset compared to the related carrying value of the asset.
Debt Issuance Costs. Debt issuance costs are amortized over the term of the related debt agreements.
Goodwill. Goodwill is evaluated for impairment at least on an annual basis, using a two-step process. The first step is to identify if potential impairment of goodwill exists. If impairment of goodwill is determined to exist, the second step of the goodwill impairment test measures the amount of the impairment using a fair value-based approach.
Revenue Recognition. Net sales from manufacturing services are generally recognized upon shipment of the manufactured product to the Company’s customers. The Company recognizes revenue when realized or realizable and earned, which occurs when all of the following criteria are satisfied: (i) persuasive evidence of an arrangement exists, (ii) the selling price is fixed and determinable, (iii) delivery has occurred, and (iv) collection of the selling price is reasonably assured. The Company is generally not contractually obligated to accept returns, except for defective products. At the time revenue is recognized, the Company provides for the estimated cost of warranties and customer discounts taken or expected to be taken. The accrual for warranty claims is not material at December 31, 2005 and 2006.
For manufacturing services, the revenue recognition criteria are generally met when title to the product and risk of loss have transferred from the Company to the customer, which is primarily upon shipment or upon delivery to the customer site depending on the shipping arrangements. Revenue from design, engineering and other services is less than 10% of consolidated net sales and is recognized as the services are performed.
Occasionally, the Company enters into arrangements where services are bundled and completed in multiple stages. In these cases, the guidance in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, is followed to determine the amount of revenue allocable to each deliverable.
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
The modified prospective transition method of Statement No. 123R requires the presentation of pro forma information for periods presented prior to the adoption of SFAS No. 123R. If compensation cost had been determined for all options granted to employees under the fair value method using an option pricing model, the Company’s pro forma net loss and net loss per share (“EPS”) for the years ended December 31, 2004 and 2005, would have been as follows:

	2004		2005
	Net Loss	EPS	Net Loss	EPS
Amounts reported	$(4,457)	$(0.16)	$(11,342)	$(0.41)

Add stock-based employee compensation recorded under the intrinsic value method	300		96
Less stock-based employee compensation under the fair value method	(995)		(358)

Pro forma under fair value method	$(5,152)	$(0.19)	$(11,604)	$(0.42)

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
Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and equivalents, trade receivables, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments. The carrying amount of bank debt approximates fair value due to the variable interest rate. Due to the complexity of the terms of the Second Lien Note payable to an affiliate as described in Note 5, it is not practicable to estimate the fair value of this financial instrument.
Earnings Per Share. Basic earnings per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the years ended December 31, 2004, 2005 and 2006, as all potential common shares were antidilutive. For the years ended December 31, 2004, 2005 and 2006, common stock options that were excluded from the calculation of earnings per share amounted to an aggregate of 2,081, 2,264 and 2,412 shares, respectively.
New Accounting Standards. In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. This Interpretation is effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. The Company does not expect the adoption of Interpretation No. 48 will have a material impact on its consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of Statement No. 157, the adoption of this Statement is not expected to have a material impact on its 2008 consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will be required to adopt Statement No. 159 in the first quarter of the year ending December 31, 2008. While management is currently evaluating the provisions of

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Statement No. 159, the adoption is not expected to have a material impact on the Company’s 2008 consolidated financial statements.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on the Company’s 2006 consolidated financial statements.
2. Liquidity
The Company incurred net losses of $4,457 for 2004, $11,342 for 2005 and $11,879 for 2006. During 2005 and 2006, the Company took significant restructuring and cost-cutting actions in the ongoing effort to right-size the business and reduce fixed costs. These restructuring actions resulted in expenses totaling $2,114 and $3,537 for the years ended December 31, 2005 and 2006, respectively.
The Company completed the following actions that resulted in a significant reduction of fixed overhead costs and debt since the end of 2005:
•	On March 30, 2006, a building and land in Sugar Land, Texas was sold, resulting in net proceeds of approximately $16,700 that was used to repay outstanding debt. On April 11, 2006, the sale of an adjacent land parcel was completed, which generated additional net proceeds of approximately $1,400. The Company leased back approximately 50% of the building under a seven-year lease to continue its manufacturing operations at that location. In addition to the benefit from eliminating future interest cost due to the repayment of debt, the Company eliminated fixed overhead costs for real estate taxes, insurance and utilities related to the portion of the building that was not leased back.

•	On March 30, 2006, the Company entered into a new three-year credit facility with US Bank that permits borrowings up to $50,000 and matures in March 2009. As of December 31, 2006, the principal balance under the US Bank credit agreement was approximately $19,759 and the Company had unused borrowing availability of approximately $18,413.

•	On March 30, 2006, the Company entered into a $10,000 subordinated Note Purchase Agreement with an affiliate of its majority stockholder. In addition, the affiliate agreed to make additional subordinated loans up to $5,000 if the Company fails to comply with the financial covenants in its new credit facility. The outstanding principal balance plus all accrued interest is due in May 2009.

•	During 2006, the Company further improved plant capacity utilization and the elimination of fixed overhead costs through the closure of business units in Lawrence, Massachusetts and Olathe, Kansas. In March 2007, the Company amended its lease in Lawrence, Massachusetts whereby future operating lease payments of approximately $2,150 were eliminated in exchange for a cash payment of approximately $1,080.

•	In November 2006, the Company executed an agreement with Applied Materials (“Applied Materials”) that resulted in the termination of litigation that was initiated in 2004. In 2005 and 2006, the Company incurred substantial costs related to this litigation and the settlement resulted in the elimination of these costs beginning in December 2006.

•	In February 2007, the Company sold its business unit located in Garner, Iowa for a selling price of approximately $4,800, resulting in a gain on sale of approximately $500.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Management believes the actions described above will provide a reduced cost structure and adequate liquidity to carry out planned activities in 2007.
3. Intangible Assets
Goodwill. As of December 31, 2005 and 2006, goodwill relates to the following reporting units:

Northwest	$6,729
Trilogic	3,931
Other	258

Total	$10,918

Identifiable Intangible Assets. As of December 31, 2005 and 2006, identifiable intangible assets consist of intellectual property costs, as follows:

	2005	2006
Cost	$2,000	$2,000
Accumulated amortization	(1,325)	(1,525)

Net	$675	$475

During 2005, the Company wrote-off fully amortized intellectual property with an original cost of $655. For the years ended December 31, 2004, 2005 and 2006, the Company recognized amortization expense related to identifiable intangible assets of $277, $200 and $200, respectively. The remaining intellectual property costs will be fully amortized in 2009. Estimated amortization expense for identifiable intangible assets for the years ending December 31, 2007, 2008, and 2009 amounts to approximately $200, $200, and $75, respectively.
4. Inventories
Inventories are summarized as follows:

	December 31,
	2005	2006
Purchased parts and completed sub-assemblies	$41,798	$40,182
Work-in-process	10,622	11,699
Finished goods	9,565	4,157

Total	$61,985	$56,038

For the years ended December 31, 2004, 2005 and 2006, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $3,663, $5,860 and $3,092, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
5. Debt
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
On March 30, 2006, the Company entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50%, or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of December 31, 2006, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.36%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
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
Similar to the previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under our previous and current credit agreements is classified as a current liability in our consolidated balance sheets.
Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of December 31, 2006, the borrowing base calculation permitted total borrowings of $40,172, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $19,759 and outstanding letters of credit of $2,000, the Company had borrowing availability of $18,413 as of December 31, 2006.
On March 30, 2006, the Company also entered into a $10,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of the Company’s majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). Upon maturity or termination of the US Bank credit

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
agreement, the Company has the option to prepay the Second Lien Note with a redemption penalty not to exceed 3.0% of the then outstanding principal balance. If the Second Lien Note is pre-paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, the Company is recording interest expense related to this 2.0% fee using the effective interest method.
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
The Company incurred debt issuance costs of $1,111 in connection with the US Bank credit agreement and the Second Lien Note. These costs are being amortized to interest expense over the term of the financing arrangements.
6. Income Taxes
At December 31, 2006, the Company has net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $263,000. If not previously utilized, the NOL carryforwards will expire in 2019 through 2026. At December 31, 2006, approximately $32,000 of the NOL carryforwards are subject to limitation, whereby approximately $3,600 becomes available each year through 2015, as a result of changes in ownership that occurred in 2000. The remaining $231,000 of NOL carryforwards can be utilized to offset future taxable income that may be generated in the Company’s continuing business activities.
For the years ended December 31, 2004, 2005 and 2006, the Company did not recognize any current or deferred income tax benefit or expense. Actual income tax expense for the years ended December 31, 2004, 2005 and 2006 differs from the amounts computed using the federal statutory tax rate of 34%, as follows:

	2004	2005	2006
Income tax benefit at the statutory rate	$1,515	$3,856	$4,039
Benefit (expense) resulting from:
Increase in Federal valuation allowance	(1,786)	(4,262)	(4,710)
Other, net	271	406	671

Income tax benefit	$—	$—	$—

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
At December 31, 2005 and 2006, the tax effects of temporary differences that give rise to significant deferred tax assets and liabilities are presented below:

	2005	2006
Federal net operating loss carryforwards	$80,598	$89,454
State net operating loss carryforwards	6,343	7,448
Intangible assets	20,760	18,491
Inventories	5,636	2,854
Accrued compensation, benefits, severance and lease exit costs	1,837	1,962
Property, plant and equipment	1,020	840
Allowance for doubtful accounts receivable	713	680
Other	159	49

Total deferred tax assets	117,066	121,778
Less valuation allowance	(117,066)	(121,778)

Net deferred tax assets	$—	$—

A valuation allowance has been recorded for all deferred tax assets since the “more likely than not” realization criterion was not met as of December 31, 2005 and 2006.
7. Stock-based Compensation
Stock Options. In June 2002, stockholders approved the Amended and Restated 2002 Stock Option Plan (the “Plan”), which provides that options for 5,000 shares of common stock may be granted under the Plan. The Plan provides for the grant of incentive and non-qualified options to employees, directors and consultants of the Company. At December 31, 2006, approximately 2,420 shares were available for grant under the Plan. The following table summarizes share activity and the weighted average exercise price related to all stock options granted under the Plan for the years ended December 31, 2004, 2005 and 2006:

	2004		2005		2006
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning of year	2,361	$10.28	2,081	$9.81	2,264	$5.94
Granted	195	8.31	1,064	1.36	1,110	2.40
Canceled	(469)	11.66	(881)	9.54	(800)	7.08
Exercised	(6)	3.81	—	—	(162)	.01

Outstanding, end of year	2,081	$9.81	2,264	$5.94	2,412	$4.34

As of December 31, 2006, the aggregate intrinsic value amounted to $78 for all outstanding options and there was no intrinsic value related to vested options.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
The following table summarizes information about stock options outstanding at December 31, 2006:

Stock Options Outstanding					Stock Options Exercisable
Exercise Prices			Remaining	Number	Weighted	Number
Range		Weighted	Contractual	of	Average	of
Low	High	Average	Term (Years)	Shares	Exercise Price	Shares
$0.01	$0.01	$0.01	1.2	75	$0.01	—
1.04	2.25	1.70	8.5	999	1.68	212
2.50	3.74	2.59	8.9	765	3.62	51
4.16	5.77	4.39	6.9	117	4.39	117
7.36	11.00	10.42	5.3	244	10.42	244
11.64	15.20	14.65	3.8	159	14.65	159
15.88	57.24	26.27	1.8	53	26.27	53

$0.01	$57.24	$4.34	7.6	2,412	$8.75	836

Prior to January 1, 2006, the Company used the intrinsic value method under APB Opinion No. 25 to account for stock-based compensation. During 2003, the Company granted stock options for 139 shares with an intrinsic value of $599 on the measurement date. During 2005, the Company granted stock options for 316 shares with an intrinsic value of $414 on the measurement date. These amounts were initially reflected as deferred compensation cost in the accompanying consolidated statements of stockholders’ equity and compensation expense was being charged to operations over the vesting period for the related stock options. During 2004 and 2005, some of these options were canceled prior to vesting which resulted in the reversal of deferred stock compensation and a corresponding reduction in additional paid-in capital for $189 and $307, respectively. Effective January 1, 2006, the Company adopted SFAS No. 123R which resulted in the elimination of $276 of unamortized deferred stock compensation costs with a corresponding reduction in additional paid-in capital.
Under the intrinsic value method used to account for options granted to employees, the Company recognized total compensation cost of $300 and $96 for the years ended December 31, 2004 and 2005, respectively.
In December 2005, the Company accelerated the vesting of approximately 187 stock options with exercise prices ranging from $4.16 to $15.20 per share. The primary objective of this action was to avoid recognition of compensation costs of approximately $300 that would have been recognized in the Company’s consolidated financial statements after 2005 due to the adoption of SFAS 123R.
Under SFAS No. 123R, the Company recognized $861 of compensation expense associated with stock options for the year ended December 31, 2006. As of December 31, 2006, there was $860 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Fair Value Method. The weighted average fair value of options granted for the years ended December 31, 2004, 2005 and 2006 was $5.17, $1.31 and $1.56, respectively. In estimating the fair value of options, the Company used the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31,
	2004	2005	2006
Dividend yield	—	—	—
Expected volatility	110.1%	107.5%	93.4%
Risk-free interest rate	3.6%	3.8%	4.8%
Expected term (years)	5.5	3.6	3.9
The dividend yield reflects the fact that the Company has not paid any cash dividends since inception and does not intend to pay any cash dividends in the foreseeable future. The expected volatility is based upon the historical volatility of the Company’s common stock for the period of time prior to the grant date that is equivalent to the expected term of the related stock options. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the related stock option. The expected term is based on observed historical exercise patterns. Groups of employees that have similar historical exercise patterns have been considered separately for valuation purposes.
8. Related Party Transactions
Purchases and Net Sales. For the years ended December 31, 2004 and 2005, the Company purchased raw materials to support production requirements from affiliates of the Company’s majority stockholder for $832 and $672, respectively. For the years ended December 31, 2004 and 2005, the Company had net sales of $300 and $207, respectively, to an affiliate of the Company’s majority stockholder.
Management and Consulting Fees. For the years ended December 31, 2004, 2005 and 2006, the Company incurred annual management and consulting fees of $750 for services provided by affiliates of the Company’s majority stockholder. The services provided under these arrangements consist of management fees associated with corporate development activities and consulting services for strategic and operational issues.
Subordinated Note Purchase Agreement. As discussed in Note 5, on March 30, 2006, the Company entered into a $10,000 subordinated Second Lien Note with an affiliate of the Company’s majority stockholder. As of December 31, 2006, the outstanding principal balance of the Second Lien Note was $11,353. In addition, the affiliate agreed to enter into an FCC maintenance agreement that requires up to $5,000 of additional subordinated loans to the Company if the FCC ratio is below a prescribed level.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
9. Restructuring Activities
The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the years ended December 31, 2004, 2005 and 2006 are summarized as follows:

	2004	2005	2006
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$232	$1,020	$1,119
Lease exit costs	16	225	218
Moving and relocation costs	50	—	847
Impairment of manufacturing assets	—	—	734

Total included in cost of goods sold	298	1,245	2,918

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	393	510	247
Lease exit costs	650	321	212
Moving, relocation and other costs	42	38	160

Total severance, retention and lease exit costs	1,085	869	619

Total restructuring expense	$1,383	$2,114	$3,537

Presented below is a description of the activities that resulted in the charges shown in the table above:
Plant Consolidations. During the first quarter of 2004, the Company completed the consolidation of the Company’s corporate headquarters and the Phoenix manufacturing operation into a single building. The Company recognized lease exit costs of $666 in 2004, primarily related to the vacated portion of the building devoted to corporate headquarters. Revised assumptions about subleasing activities for this facility resulted in the Company recording additional lease exits costs of $390 in 2005 and $240 in 2006.
In March 2005, the Company exited a warehouse in Austin, Texas. The Company entered into an agreement with the landlord whereby the Company incurred a $156 charge for the early termination of the lease.
For the years ended 2004, 2005 and 2006, the Company incurred severance and retention costs of $625, $1,530 and $354, respectively. These costs related primarily to the termination of executive officers of the Company and other reductions in its manufacturing workforce.
In June 2006, the Company announced plans to consolidate its Northeast contract manufacturing business unit, (“NEO”), located in Lawrence, Massachusetts to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with this consolidation, the Company incurred severance and retention costs of $301, and moving and relocation costs of $412. The NEO consolidation was substantially completed in September 2006.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
In September 2006, the Company announced plans to consolidate its Midwest contract manufacturing business unit, (“MWO”), located in Olathe, Kansas to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. The MWO closure was substantially completed in December 2006 and resulted in 2006 charges for severance and retention of $711, moving and relocation of $547, a lease exit charge of $190, and impairment of manufacturing equipment of $65.
As discussed in Note 13, in March 2007 the Company completed an agreement to substantially reduce the square footage under lease in Lawrence, Massachusetts. In connection with this agreement, the Company evaluated leasehold improvements related to the Lawrence facility for impairment as of December 31, 2006 and determined that an impairment charge of $669 was required.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities related to the closures discussed above:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2004	$667	$127

Accrued expense for restructuring activities	156	1,530
Cash receipts under subleases	234	—
Cash payments	(835)	(1,341)
Accretion of interest	14	—
Reclassification of non-level rent liability	4	—
Expense due to change in previous estimates	376	—

Balance, December 31, 2005	616	316

Accrued expense for restructuring activities	190	1,366
Cash receipts under subleases	144	—
Cash payments	(721)	(1,566)
Accretion of interest	63	—
Expense due to change in previous estimates	177	—

Balance, December 31, 2006	$469	$116

Accrued lease exit costs are expected to be paid through July 2007. This obligation is included in current liabilities in the accompanying consolidated balance sheet as of December 31, 2006. The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s consolidated balance sheets and is expected to be paid in the first quarter of 2007.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
10. Business and Credit Concentrations
The Company operates in the EMS segment of the electronics industry. Substantially all of the Company’s customers are located in the United States. For the years ended December 31, 2004, 2005 and 2006, the Company’s net sales were derived from companies engaged in the following market sectors:

		Semiconductor	Aerospace	Networking and
Year	Industrial	Capital Equipment	and Defense	Telecommunications	Medical
2004	25%	39%	24%	9%	3%
2005	29%	22%	30%	15%	4%
2006	40%	31%	20%	5%	4%
For 2004, Honeywell and Applied Materials accounted for 21% and 25%, respectively, of the Company’s net sales. For 2005, Honeywell accounted for 25% of net sales. For 2006, Honeywell accounted for 16% of net sales, a semiconductor capital equipment sector customer accounted for 11% of net sales and an industrial sector customer accounted for 10% of net sales. No other customers accounted for more than 10% of net sales for 2004, 2005 or 2006.
At December 31, 2005, the Company had net trade receivables from one customer that comprised 11% of consolidated net trade receivables. At December 31, 2006, the Company had net trade receivables from two customers that comprised 14% and 10% of consolidated net trade receivables. The Company does not require collateral to support trade receivables. The Company has a policy to regularly monitor the credit worthiness of its customers and reserve for uncollectible amounts if credit problems arise. Customers may experience financial difficulties, including those that may result from industry developments, which may increase bad debt exposure to the Company. In addition, the electronics manufacturing services industry has experienced component supply shortages that have impacted the Company’s profitability in previous years. If this situation recurs, the Company may experience reduced net sales and profitability in the future.
The Company maintains its cash in bank accounts that, at times, may exceed federally insured limits. At December 31, 2006 the Company had approximately $1,513 of cash in bank accounts that exceeded federally insured limits. The difference between this amount and the amount of cash and equivalents shown in the 2006 consolidated balance sheet is primarily attributable to outstanding checks. The Company has not experienced any losses related to investments in cash and equivalents.
The Company operates a manufacturing facility in Mexico and utilizes the services of a contract manufacturer in Asia. At December 31, 2006, the Company had approximately $6,981 of inventories and $900 of property and equipment in foreign countries. Over the past year, the Company has increased its focus on foreign operations and management expects that assets deployed in foreign jurisdictions will continue to increase in the future. Operations in foreign countries are generally subject to greater uncertainties than those in the United States, including the potential for unstable political and economic conditions, and changes in governmental regulations and taxation policies.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
11. Commitments and Contingencies
Operating Leases. The Company has non-cancelable operating leases for facilities and equipment that expire in various years through 2013. Many of these leases contain rent holidays, rent escalation clauses and/or cash incentives. The Company recognizes the related rental expense on a straight-line basis over the lease term and records the difference between the amounts charged to expense and the rent paid as a deferred rent liability. Lease expense under all operating leases (excluding charges for lease exit costs discussed in Note 9) amounted to $5,963, $5,164 and $6,406 for the years ended December 31, 2004, 2005 and 2006, respectively.
At December 31, 2006, future minimum lease payments for operating leases are as follows:

Year Ending December 31:
2007	$5,122
2008	3,751
2009	3,292
2010	2,873
2011	2,285
After 2011	2,397

$19,720

The amounts shown in the table above include an aggregate of approximately $2,100 that was eliminated in March 2007 due to an amendment of the Company’s Lawrence, Massachusetts lease as discussed in Note 13. The amounts shown in the table above also include $494 of future lease payments that were included in the determination of lease exit liabilities that are recorded in the 2006 consolidated balance sheet. Accrued lease exit costs are expected to be paid through July 2007.
Employment Agreements. The Company has entered into an employment agreement with an executive officer that provides for monthly payments of $33. This employment agreement expires in May 2007, but automatically extends for successive one-year periods until terminated. Upon termination of employment, including if there is a change of control (as defined in the agreement), the Company could be required to pay a severance payment up to three times the executives base pay plus bonus for the year of termination. The Company also has change of control agreements with two other executive officers that provide for severance payments up to two times the executives base pay plus bonus for the year of termination if there is a change of control (as defined in the agreements).
Employee Benefit Plan. The Company has a 401(k) Savings Plan covering substantially all employees. The Company did not make any matching contributions for the first quarter of 2004. Beginning in the second quarter of 2004, the Company matched 50% of an employee’s contributions, up to a maximum matching contribution of 1% of the employee’s compensation. Additional profit sharing contributions to the plan are at the discretion of the Board of Directors. During the years ended December 31, 2004, 2005, and 2006, total contributions by the Company to the Plan were approximately $320, $380, and $337, respectively.
Legal Proceedings. In December 2004, the Company initiated litigation in Fort Bend County, Texas, seeking monetary damages against Applied Materials for expenses relating to raw materials, inventory, and other business losses. On January 14, 2005, Applied Materials filed a Complaint for Declaratory Relief in

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
the Superior Court of the State of California. In November 2006, Applied Materials and the Company resolved their disputes and agreed to dismiss their respective lawsuits in Texas and California. Applied agreed to pay the Company a confidential sum and to acquire certain inventory that was subject to the dispute. The parties mutually released one another of all claims. The inventory was acquired at approximately its net carrying value, which resulted in a nominal impact to the Company’s operating income for the fourth quarter of 2006. Each party agreed to pay their own fees and costs associated with the litigation.
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
12. Assets Held for Sale
In July 2005, the Company began seeking a buyer for its facility and adjoining land in Sugar Land, Texas. This facility consisted of a 488,000 square foot building on approximately 32 acres of land. On March 30, 2006, the Company completed the sale of the building resulting in a net selling price of $18,224. The transaction for the sale of an adjacent land parcel closed on April 11, 2006, for an additional net selling price of $1,422. Accordingly, the net carrying value of assets held for sale were classified as current assets in the accompanying consolidated balance sheet at December 31, 2005. Presented below is a summary of the assets that were held for sale as of December 31, 2005:

Vacant land held for sale	$1,798
Building and improvements	18,477
Land associated with building	2,350

Total	22,625
Accumulated depreciation	(3,853)

Net Carrying Value	$18,772

The Company leased back approximately 50% of the building under a seven-year lease to continue its manufacturing operations at the Sugar Land location. The sale of the building and associated land resulted in a gain of $970. This gain on the sale was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1,500 was withheld from the net selling price to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1,500 and $500. The $1,500 cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if the Company achieves any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $200 each quarter that one of the tests is achieved until the cash deposit is fully refunded. At such time that the cash deposit is fully refunded, the $1,500 letter of credit shall be reduced by $200 for each succeeding quarter that one of the financial tests is achieved.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
13. Subsequent Events
In February 2007, the Company sold its business unit located in Garner, Iowa for approximately $4,800. The sales agreement provides that the buyer is required to pay additional consideration up to $600 depending on the targeted level of net sales generated by this business unit in 2007. Management expects the Company will recognize a gain of approximately $500 in the first quarter of 2007 and any additional consideration received will be recorded as an additional gain in the period that the targeted sales levels are achieved.
In March 2007, the Company entered into a lease amendment with the landlord of its Lawrence, Massachusetts facility. The expiration date of the lease remains in March 2011 but the Company agreed to make a cash payment of approximately $1,080 as consideration for a reduction in the square footage under the lease from 73,000 to approximately 17,000. Accordingly, the Company will recognize a lease exit charge equal to this cash payment in the first quarter of 2007. As a result of this amendment, the Company will be able to avoid future rent payments of approximately $2,100 that would have otherwise been due through the March 2011 expiration date of the lease.
14. Quarterly Financial Information (Unaudited)
Presented below is selected unaudited quarterly financial information:

	Year Ended December 31, 2005				Year Ended December 31, 2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net sales	$82,736	$81,758	$80,383	$83,853	$95,795	$85,101	$70,604	$69,286
Cost of goods sold	82,264	77,884	74,868	76,878	87,781	78,895	66,577	69,420

Gross profit (loss)	472	3,874	5,515	6,975	8,014	6,206	4,027	(134)

Selling, general & administrative	(5,618)	(6,136)	(5,652)	(5,352)	(6,051)	(6,198)	(6,363)	(4,203)
Severance, retention and lease exit costs	(26)	(611)	(44)	(188)	(122)	(222)	(123)	(152)
Related party management and consulting fees	(188)	(187)	(188)	(187)	(188)	(187)	(188)	(187)

Operating income (loss)	(5,360)	(3,060)	(369)	1,248	1,653	(401)	(2,647)	(4,676)

Interest expense	(1,090)	(1,187)	(1,199)	(1,227)	(2,825)	(938)	(1,075)	(1,098)
Gain (loss) on sale of assets	241	397	17	40	20	26	(6)	(15)
Unrealized loss on marketable equity securities	(144)	—	—	—	—	—	—	—

Other, net	164	105	17	65	15	(3)	25	66

Net income (loss)	$(6,189)	$(3,745)	$(1,534)	$126	$(1,137)	$(1,316)	$(3,703)	$(5,723)

Basic and diluted earnings (loss) per share	$(0.23)	$(0.14)	$(0.06)	$0.00	$(0.04)	$(0.05)	$(0.13)	$(0.21)

Net sales include excess inventories that were sold back to customers pursuant to provisions of our customer agreements which totaled $11,668 for 2005 (of which, $2,468 occurred in the fourth quarter of 2005), and $16,378 for 2006 (of which $12,406 occurred in the fourth quarter of 2006). Earnings per share is computed independently for each quarter; therefore, the annual calculation may not equal the sum of the quarterly amounts due to rounding.

SUNTRON CORPORATION AND SUBSIDARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Accounts Receivable—Allowance for Doubtful Accounts
(Dollars in Thousands)

	Balance at				Balance at
	Beginning	Additions Charged			End Of
Year Ended December 31,	Of Year	To Earnings	Deductions		Year
2004	$2,898	$1,791	$3,278	(1)	$1,411
2005	1,411	1,465	1,198	(2)	1,678
2006	1,678	1,129	1,160	(3)	1,647

(1)	Deductions consist of write-offs of $2,350 and recoveries of $928.

(2)	Deductions consist of write-offs of $637 and recoveries of $561.

(3)	Deductions consist of write-offs of $784 and recoveries of $376.

Index to Exhibits

Exhibit
Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of May 3, 2001, by and among EFTC Corporation, K*TEC Electronics Holding Corporation, Thayer-Blum Funding II, L.L.C. and the registrant. (1)

3.1	Certificate of Incorporation of the registrant. (1)

3.2	Bylaws of the registrant. (1)

4.1	Specimen Stock Certificate. (1)

10.1	Suntron Corporation Amended and Restated 2002 Stock Option Plan. (3)

10.2	Registration Rights Agreement between the registrant and Thayer-Blum. (1)

10.3	Lease Agreement dated as of May 10, 1999 by and between Orsett/I-17 L.L.C. and EFTC Corporation. (1)

10.4	Industrial Lease dated December 18, 1998 by and between Buckhorn Trading Co., LLC and EFTC Corporation. (1)

10.5	Commercial/Industrial Lease dated as of April 1, 2001 by and between EFTC Corporation and H. J. Brooks, LLC. (1)

10.6	Management and Consulting Agreement by and between Suntron Corporation and Thayer-Blum Funding III, L.L.C. (2)

10.7	Amended and Restated Employment agreement between Suntron and Hargopal (Paul) Singh (5)

10.8	Form of Change of Control Severance Agreement between Suntron Corporation and certain executives (4)

10.9	Earnest Money Contract dated effective as of December 27, 2005 by and between Suntron GCO, LP and GSL Industrial Partners, L.P. (4)

10.10	First Letter Agreement to Earnest Money Contract dated as February 2, 2006 (4)

10.11	Second Letter Agreement to Earnest Money Contract dated as of March 8, 2006 (4)

10.12	Third Letter Agreement to Earnest Money Contract dated as of March 17, 2006 (4)

10.13	Fourth Letter Agreement to Earnest Money Contract dated as of March 22, 2006 (4)

10.14	Assignment of Earnest Money Contract dated as of March 21, 2006 between Suntron GCO, LP and GSL Industrial Partners, L.P. (4)

10.15	Triple Net Industrial Lease dated effective as of March 30, 2006 by and between Suntron GCO, LP and GSL 16/VIF Gillingham, L.P. (4)

10.16	Financing Agreement dated as of March 28, 2006 by and between Suntron Corporation and U.S. Bank National Association (4)

Exhibit
Number	Description

10.17	Note Purchase Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P. (4)

10.18	Maintenance Agreement dated as of March 28, 2006 by and between Suntron Corporation and Thayer Equity Investors IV, L.P. (4)

21	List of Subsidiaries of the registrant. (6)

23.1	Consent of KPMG LLP (7)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (7)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (7)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)

(1)	Incorporated by reference to the Registration Statement on Form S-4 (Registration No. 333-72992) declared effective February 8, 2002.

(2)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2002.

(3)	Incorporated by reference to our 2002 Annual Report on Form 10-K filed on April 15, 2003.

(4)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on May 17, 2006.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q filed on August 14, 2006.

(6)	Incorporated by reference to our 2005 Annual Report on Form 10-K filed on March 31, 2006.

(7)	Filed herewith.