Form 10-K/A
period 2006-12-31
SUNTRON CORP
filed 2007-04-30
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer as defined in Exchange Act Rule 12b-2.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-Accelerated Filer☑
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
Documents Incorporated by Reference
Not Applicable.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS
     The following table, together with the accompanying text, presents certain information, as of March 31, 2007, with respect to each of our executive officers and directors.

Name	Age	Position(s) Held With the Company
Hargopal (Paul) Singh	57	Chief Executive Officer, President and Director

Thomas B. Sabol	48	Chief Financial Officer and Director

James A. Doran	52	Vice President, Chief Accounting Officer, Controller and Secretary

Allen S. Braswell, Jr	48	Director

Ivor J. (Ike) Evans	64	Director and Chairman of the Board

James J. Forese	70	Director

Kurt D. Grindstaff	54	Director

Douglas P. McCormick	38	Director

Scott D. Rued	50	Director

Marc T. Schölvinck	49	Director

William S. Urkiel	61	Director
     Hargopal (Paul) Singh has served as our Chief Executive Officer and President since May 2005 and as a director since June 2005. From July 2004 to May 2005, Mr. Singh was Vice President in charge of our largest manufacturing facility in Sugar Land, Texas. From 1995 until 2003, Mr. Singh was with Pemstar, Inc., an electronic manufacturing services (“EMS”) company, where he served on the Board for five years and held various senior executive positions, including Chief Operating Officer and Executive Vice President — International Operations. From 1979 to 1995, Mr. Singh held senior management positions in major corporations such as Microsoft and IBM. Mr. Singh has been actively involved in community and professional societies. Mr. Singh holds a BE Mechanical Engineering from Osmania University, in India, and a MS in Industrial Engineering and Management from Oklahoma State University.
     Thomas B. Sabol has served as a director since July 2004 and as our Chief Financial Officer since February 2006. From March 2005 to November 2005, Mr. Sabol served as Chief Financial Officer for Wolverine Tube, Inc., a manufacturer and distributor of copper and copper alloy tube products. From December 2004 to March 2005, Mr. Sabol served as Senior Vice President, Finance & Accounting for Wolverine Tube, Inc. Mr. Sabol served as an independent business consultant from January 2004 to November 2004. Previously, Mr. Sabol served as the Executive Vice President and Chief Operating Officer of Plexus Corp., an EMS company, from July 2002 to November 2003 and as the Chief Financial Officer of Plexus from January 1996 to September 2002. Mr. Sabol is a Certified Public Accountant.
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

     Allen S. Braswell, Jr. has served as a director since October 2001. Mr. Braswell has engaged in private investment activities as his principal occupation since December 2000. From October 1996 until December 2000, Mr. Braswell served as President of Jabil Global Services and its predecessors. Jabil Global Services is a subsidiary of Jabil Circuit, Inc., which was purchased from EFTC Corporation in September 1999. Mr. Braswell is also a director for Medication Technologies Inc.
     Ivor J. (Ike) Evans has served as our Chairman of the Board since November 2005 and a director since June 2005. He has been an Operating Partner of Thayer Capital Partners, a private equity investment firm, since May 2005. He served as a director of both Union Pacific Corporation and Union Pacific Railroad from 1999 until February 2005, and he served as vice chairman from January 2004 until his retirement in February 2005. From 1998 until his election as vice chairman, Mr. Evans served as the President and Chief Operating Officer of Union Pacific Railroad. From 1990 until 1998, Mr. Evans served in various executive positions at Emerson Electric Company. Mr. Evans is also a director of Cooper Industries, Ltd., Textron, Inc., ArvinMeritor, Inc. and Spirit Aerosystems, Inc.
     James J. Forese has served as a director since July 2004. He has been Operating Partner and Chief Operating Officer of Thayer Capital Partners, since July 2003. He was Chairman of the Board of IKON Office Solutions, Inc. (“IKON”) from 2000 until his retirement in February 2003. He was President and Chief Executive Officer of IKON from 1998 to 2002, Executive Vice President and President of International Operations of IKON from 1997 to 1998, and Executive Vice President and Chief Operating Officer of IKON from 1996 to 1997. Prior to joining IKON, he spent 36 years with IBM Corporation (“IBM”) in numerous executive positions, including two years as Chairman and Chief Executive Officer of IBM Credit Corporation, three years as Vice President—Finance of IBM, and six years as Vice President and Controller of IBM. He is also a director of Anheuser-Busch, BFI Canada Inc., and Spherion Corporation.
     Kurt D. Grindstaff has served as a director since November 2005. Mr. Grindstaff has performed financial consulting services since 1999, primarily for clients engaged in the financial services industries. Until September 1998, he served in various executive capacities during his 17-year tenure with The Seven Up Bottling Company of St. Louis, including as President, Executive Vice President, Chief Operating Officer and Senior Vice President of Finance. Mr. Grindstaff is a Certified Public Accountant.
     Douglas P. McCormick has served as a director since October 2001. Mr. McCormick is a Managing Partner of Thayer Capital Partners where he has also served as a Managing Director since January 2001 and a Vice President since January 1999. From June 1997 to January 1999, Mr. McCormick served as an associate at Morgan Stanley & Co. Incorporated, an investment banking firm. From September 1995 to June 1997, Mr. McCormick attended Harvard Business School.
     Scott D. Rued has served as a director since November 2005. Mr. Rued has served as a Managing Partner of Thayer Capital Partners since September 2003. Prior to joining Thayer, Mr. Rued served as President and Chief Executive Officer of Hidden Creek Industries (“HCI”) from May 2001 to October 2003. From January 1994 through April 2001, Mr. Rued served as Executive Vice President and Chief Financial Officer of HCI and from June 1989 through 1993 he served as Vice President-Finance and Corporate Development of HCI. Mr. Rued also serves as the Chairman of the Board of Directors for Commercial Vehicle Group, Inc.
     Marc T. Schölvinck has served as a director since May 2006. Mr. Schölvinck is a Partner and the Chief Financial Officer of Blum Capital Partners, L.P. (“Blum LP”), a San Francisco based private equity and strategic block investment firm. Mr. Schölvinck joined Blum LP in 1991. From 1991 to 1993 he was Vice President and Controller of Blum LP (except for a ten-month period in 1993 when he held the position of Personal Assistant to the Chairman of Intabex, where he was responsible for worldwide investments). Prior to initially joining Blum LP, he was a Senior Manager in the Capital Markets Services Group of Deloitte & Touche, responsible for merger and acquisition services for international and North American clients and for audit services for financial institutions. He was previously a Senior Manager at

Touche Ross & Co. in Cape Town, South Africa. Mr. Schölvinck has a Bachelor of Commerce (Honors) from the University of Cape Town and is a Chartered Accountant (South Africa).
     William S. Urkiel has served as a director since August 1, 2006. Mr. Urkiel has been a member of the Board of Directors of Crown Holdings, Inc. since December 9, 2004. From 1999 until 2005, Mr. Urkiel served as Senior Vice President and Chief Financial Officer of IKON Office Solutions. From 1995 until 1999, Mr. Urkiel served as the corporate controller and Chief Financial Officer at AMP Incorporated. Prior to 1999, Mr. Urkiel held various financial management positions at IBM Corporation.
Audit Committee
     Our Board of Directors has established an audit committee to review and monitor our corporate financial reporting, our internal audit and control functions, the results and scope of the annual audit and other services provided by our independent auditors, and our compliance with legal requirements that have a significant impact on our financial reports. The audit committee also consults with our management and our independent auditors regarding the preparation of financial statements and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, the audit committee has the responsibility to consider and recommend the appointment of, and to review fee arrangements with, our independent auditors. The current members of the audit committee are Messrs. Grindstaff, Braswell, and Urkiel. The audit committee met ten times, including five telephonic meetings, during fiscal year 2006. Our Board of Directors has determined that Kurt D. Grindstaff (the Chairman of our audit committee) and William S. Urkiel each qualify as an “audit committee financial expert” as defined under Item 401(h) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, officers, and persons who own more than 10% of a registered class of our securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. During 2006, we believe that our directors, executive officers and 10 percent stockholders complied with all Section 16(a) filing requirements, except the following officers exercised and sold stock options that were not reported within the two business day deadline:

	Exercise/ Sale
Name	Date	Number of Shares	Exercise Price	Date Filed
Hargopal (Paul) Singh	3-20-06	6,332	$0.01	4-12-06
Oscar A. Hager	3-20-06	1,117	$0.01	4-12-06
James A. Doran	3-20-06	1,117	$0.01	4-12-06
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

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     The policies of Suntron’s Compensation Committee (the “Committee”), with respect to the compensation of executive officers, including the Chief Executive Officer (“CEO”), are designed to provide compensation sufficient to attract, motivate and retain executives of outstanding ability and potential and to establish an appropriate relationship between executive compensation and the creation of stockholder value. To meet these goals, the Committee recommends executive compensation packages to our Board of Directors that are based on a mix of salary, bonus and equity awards. We believe it is important to establish a strong link between executive incentives and the creation of stockholder value. We believe that performance and equity-based compensation are the most important component of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives.
     Overall, we seek to provide total compensation packages that are competitive in terms of total potential value to our executives, and that are tailored to the unique characteristics of Suntron in order to create an executive compensation program that will adequately reward our executives for their roles in creating value for our stockholders. We intend to be competitive with other similarly situated companies in our industry.
     Benchmarking of Cash and Equity Compensation
     The Committee believes it is important when making its compensation-related decisions to be informed as to current practices of comparable companies. In 2006, the Committee reviewed compensation information for comparable public companies using survey data from third-party databases. The Committee also considered compensation analysis from Syzygy Consulting, an executive compensation consulting firm, in determining the equity awards for our CEO and Chief Financial Officer. In addition to benchmarking studies, the Committee has historically taken into account input from other sources, including input from other independent members of the Board of Directors and publicly available data relating to the compensation practices and policies of other companies within and outside of our industry. While benchmarking may not always be appropriate as a stand-alone tool for setting compensation due to the aspects of our business and objectives that may be unique to us, we generally believe that gathering this information is an important part of our compensation-related decision-making process.
     The Committee’s objective is to provide for total cash compensation near the median for comparable companies, by generally targeting performance-based cash compensation at or above the median and fixed salary compensation at or below the median. The Committee may retain the services of third-party executive compensation specialists from time to time, as the Committee sees fit, in connection with the establishment of cash and equity compensation and related policies.
     Compensation Components
     Base Salary.Generally, we believe that executive base salaries should be set near the median of the range of salaries for executives in similar positions and with similar responsibilities at comparable companies. We believe this approach minimizes competitive disadvantage while avoiding paying amounts in excess of what we believe to be necessary to motivate executives to meet corporate goals. Base salaries are generally reviewed annually, and the Committee and Board may adjust base salary amounts after taking into account individual responsibilities, performance and experience as well as competitive dynamics.
     For our executives that were employed throughout 2006, the increase in the salaries of the executive officers was 5.6% and the CEO was 33.3% compared to the annualized salaries at the end of

2005. The table below sets forth the base salaries for each of the executive officers named in the Summary Compensation Table (the “Named Executive Officers”):

Named Executive Officer	2005 Base Salary	2006 Base Salary
Hargopal Singh	$300,000	$400,000
Thomas B. Sabol	$—	$275,000
James A. Doran	$165,680	$175,000
Oscar A. Hager	$175,000	$185,000
John H. Kulp	$200,000	$200,000
     The Committee has not determined whether to adjust base salaries for the Named Executives Officers for 2007.
     Annual Executive Bonus Plan. In addition to base salaries, we believe that performance-based cash bonuses play an important role in providing incentives to our executives to achieve defined annual corporate goals. Each year, the Committee determines a target bonus for each executive. The Committee then determines certain “threshold” percentages and the corresponding bonus payout levels. The Committee works with management to develop corporate performance goals that the Committee believes management can reasonably achieve with hard work over the next year. For 2006, the Committee based the cash incentive bonus awards for each Named Executive Officer on our achieving the EBITDA target established by the Committee.
     The table below lists the potential 2006 bonus levels for each of our Named Executive Officers.

	Bonus Levels as % of Base Salary (1)
	75%	87.5%	100%	112%	124%
Named Executive Officer	of Target	of Target	of Target	of Target	of Target (2)
Hargopal Singh	60%	90%	120%	120%	120%

Thomas B. Sabol	—	21%	35%	52.5%	70%

James A. Doran	—	15%	25%	37.5%	50%

Oscar A. Hager	—	15%	25%	37.5%	50%

John H. Kulp	—	15%	25%	37.5%	50%

(1)	Represents the potential bonus awards for each of our Named Executive Officers, expressed as a percentage of their 2006 base salary, if we achieve the corresponding percentage of the EBITDA target.

(2)	Represents the maximum potential bonus payout.
     At the end of each year, the Committee determines the level of achievement for each corporate goal and awards credit for the achievement of goals as a percentage of the goals. Actual bonuses are paid to the executives after the end of each fiscal year . Bonus payments under our annual bonus plan are contingent on continued employment with Suntron through the date that we pay out the bonus.
     In the first quarter of 2007, the Committee confirmed that the minimum EBITDA level for bonus payments was not achieved, and, accordingly, the Committee decided not to award cash bonuses to our Named Executive Officers. The Committee has not determined the performance goals and target bonus awards for 2007.

     Equity Awards. We believe that providing a significant portion of our executives’ total compensation package in stock options aligns the incentives of our executives with the interests of our stockholders and with our long-term success. The Committee and Board develop their equity award determinations based on their judgments as to whether the complete compensation packages provided to our executives, including prior equity awards, are sufficient to retain, motivate and adequately award the executives. This judgment is based in part on information provided by benchmarking studies and advice from outside executive compensation experts.
     We grant equity awards solely through our Amended and Restated 2002 Stock Option Plan (the “Plan”), which was approved by our stockholders to permit the grant of incentive and nonqualified stock options, including performance-based stock options to our officers, directors, employees and consultants. All of our employees, directors, and consultants are eligible to participate in the Plan. The material terms of the Plan are further described in Note 7 to our financial statements included in Item 8 of our 2006 Annual Report on Form 10-K, filed on April 2, 2007.
     In connection with Mr. Sabol’s employment with the Company, in February 2006 we issued options to him to purchase 100,000 shares of our common stock. In March 2006, we issued options to purchase 150,000 shares of our common stock to Mr. Singh, and 25,000 shares each to Mr. Doran and Mr. Hager. All options were granted at an exercise price equal to the fair market value of our common stock on the date of grant, and each of these options vest with respect to 25% of the shares on the first anniversary of the grant date and for an additional 12.5% of the shares every six months thereafter.
     We also granted performance-vest options to purchase an additional 150,000 shares to Mr. Singh in March 2006 and these options provided for vesting based on the same performance criteria as those contained in the 2006 Annual Bonus Plan applicable to Mr. Singh. However, since we did not achieve our EBITDA target for 2006, all of these performance-vest options expired on December 31, 2006.
     The Committee has not determined whether to grant additional equity awards to our Named Executive Officers in 2007.
     Severance Benefits. We have entered into change of control severance agreements with each of our Named Executive Officers, the terms of which are more fully described below in the section entitled “Employment Agreements and Change of Control Arrangements.” We believe these severance and change in control benefits are an essential element of our executive compensation package and assist us in recruiting and retaining talented individuals.
     Other Compensation. All of our executives are eligible to participate in our employee benefit plans, including medical, dental, life insurance and 401(k) plans. These plans are available to all salaried employees and do not discriminate in favor of executive officers. It is generally our policy to not extend significant perquisites to our executives that are not available to our employees generally. We have no current plans to make changes to levels of benefits and perquisites provided to executives.
Summary Compensation Table
     The following table sets forth information concerning the compensation paid by Suntron for the fiscal year ended December 31, 2006 to our Chief Executive Officer, our Chief Financial Officer, our other two executive officers, and a former executive officer who would have been among the five most highly compensated executives if he had been employed at the end of the fiscal year (these five individuals are collectively referred to as our “Named Executive Officers”).

Name and				Equity Awards (1)		All Other
Principal Position	Year	Salary	Bonus	Stock	Options	Compensation	Total
Hargopal Singh	2006	$400,000	$—	$—	$109,784	$26,403	$536,187
Chief Executive Officer & President

Thomas B. Sabol (4)	2006	$241,850	$—	$—	$39,344	$10,148	$291,342
Chief Financial Officer

James A. Doran (4)	2006	$175,000	$50,000	$—	$13,214	$39,919	$278,133
Chief Accounting Officer, Treasurer & Secretary

Oscar A. Hager (3)	2006	$185,000	$—	$—	$13,214	$1,452	$199,666
Vice President- Information Technology & Administration

John H. Kulp (2)	2006	$28,493	$—	$—	$—	$105,412	$133,905
Former Vice President- Sales & Marketing

(1)	The valuation method and assumptions used to calculate the value of the options granted to our Named Executive Officers are discussed in Note 1 to our financial statements (beginning on page F-11) included in Item 8 of our 2006 Annual Report on Form 10-K filed on April 2, 2007. For stock options granted in 2006, the fair value of the stock options is being expensed over the four year vesting period of the option using the attribution method described in FASB Interpretation No. 28. Accordingly, the aggregate amounts shown in the table of $175,556 for the Named Executive Officers as a group represents approximately 36% of the total expense that will be recognized over the entire vesting period, assuming that none of the options are forfeited.

(2)	Mr. Kulp ceased serving as an executive officer on February 21, 2006.

(3)	Mr. Hager ceased serving as an executive officer on March 9, 2007.

(4)	Mr. Doran served as our interim Chief Financial Officer from October 2005 through February 13, 2006. Effective February 14, 2006, Mr. Sabol began serving as our Chief Financial Officer and Mr. Doran resumed his duties as our Chief Accounting Officer
     “All Other Compensation” in the Summary Compensation Table above includes the following components:

Named Executive	Moving	401(k)	Retention	Severance	Commuting	Spousal
Officer	Costs	Match	Benefits	Benefits	Costs	Travel	Total
Hargopal Singh	$21,272	$2,769	$—	$—	$—	$2,362	$26,403

Thomas B. Sabol	$7,821	$2,327	$—	$—	$—	$—	$10,148

James A. Doran	$—	$2,438	$5,000	$—	$32,481	$—	$39,919

Oscar A. Hager	$—	$1,452	$—	$—	$—	$—	$1,452

John H. Kulp	$—	$412	$—	$105,000	$—	$—	$105,412
     (1) The amount shown in the Severance Benefits column for Mr. Kulp was paid over the six month period ended after employment was terminated on February 21, 2006.

2006 Grants of Plan-Based Awards
     We granted performance-vest options for 150,000 shares to Mr. Singh in March 2006 and these options provided for vesting based on the same performance criteria as those contained in the 2006 Annual Bonus Plan applicable to Mr. Singh. None of our Named Executive Officers qualified for a payout under the 2006 Annual Bonus Plan and, accordingly, all of Mr. Singh’s performance-vest options expired on December 31, 2006. No other Named Executive Officer received an Equity or Non-equity incentive-based award in 2006.
     The following table sets forth information regarding plan-based awards to our Named Executive Officers in 2006, all of which provide that the option will expire ten years from the date of grant:

		Number of	Exercise	Grant Date
		Securities	Price of	Fair Value
		Underlying	Option	of Option
Named Executive Officer	Grant Date	Options (1)	Award(2)	Awards (3)
Hargopal Singh	3/17/06	150,000	$2.50	$264,000
Thomas B. Sabol	2/14/06	100,000	$1.86	$131,000
James A. Doran	3/17/06	25,000	$2.50	$44,000
Oscar A. Hager	3/17/06	25,000	$2.50	$44,000

(1)	Represents options to purchase shares of Suntron common stock that become exercisable for 25% of the underlying shares on the first anniversary of the date of grant and 12.5% in semi-annual installments thereafter, so long as the executive remains employed with Suntron. Does not include the performance-vest options granted to Mr. Singh in March 2006 described above, which expired on December 31, 2006.

(2)	The exercise price was equal to the fair market value of our common stock on the grant date.

(3)	The grant date fair value of these stock options is being expensed over the four year vesting period of the option using the attribution method described in FASB Interpretation No. 28. The amounts shown in the table will be recognized as an expense in our financial statements over the vesting period, assuming that none of the options are forfeited. The Black-Scholes valuation model was used to arrive at the amount shown in the table using key assumptions that included historical volatility of our stock of 98.6%, an expected term for the options of 4.5 years, a risk-free interest rate of 4.9%, and that we would not pay any dividends on our common stock.
Outstanding Equity Awards at Fiscal Year-End
     None of our Named Executive Officers received restricted stock awards in 2006. The following table sets forth information regarding each unexercised stock option held by our Named Executive Officers as of December 31, 2006:

		Number of Securities Underlying
	Grant	Outstanding Options		Exercise	Expiration
Named Executive Officer	Date	Exercisable	Unexercisable	Price	Date
Hargopal Singh	7/26/04	25,000	—	$10.52	7/25/14
	5/6/05	175,000	525,000	$1.79	5/5/15
	8/29/05	—	56,950	$0.01	3/10/08
	3/17/06	—	150,000	$2.50	3/16/16

Thomas B. Sabol	7/26/04	15,000	—	$4.16	7/25/14
	9/30/04	1,000	—	$4.95	9/29/14
	12/31/04	400	600	$3.14	12/30/14
	3/31/05	200	800	$2.15	3/30/15
	6/30/05	200	800	$1.06	6/29/15
	9/30/05	200	800	$1.35	9/29/15
	12/31/05	200	800	$1.22	12/30/15
	2/14/06	—	100,000	$1.86	2/13/16

James A. Doran	9/13/99	22,500	—	$13.52	9/12/09
	7/17/00	1,875	—	$10.52	7/16/10
	4/24/02	16,000	—	$10.52	4/23/12
	6/19/02	1,875	—	$10.52	7/16/10
	8/29/05	—	2,792	$0.01	3/10/08
	12/9/05	—	1,395	$0.01	3/10/08
	3/17/06	—	25,000	$2.50	3/16/16

Oscar A. Hager	4/12/99	7,500	—	$18.76	4/11/09
	11/1/00	3,750	—	$10.52	10/31/10
	1/16/01	1,875	—	$10.52	1/15/11
	4/24/02	18,000	—	$10.52	4/23/12
	6/19/02	1,875	—	$10.52	1/15/11
	6/19/02	3,750	—	$10.52	10/31/10
	12/31/02	17,500	—	$3.74	12/30/12
	8/29/05	—	4,186	$0.01	3/10/08
	3/17/06	—	25,000	$2.50	03/16/16

John H. Kulp	—	—	—	—	—
Option Exercises and Stock Vested in 2006
     The following table sets forth information with respect to Suntron’s Chief Executive Officer and the executive officers named in the Summary Compensation Table concerning options exercised in 2006:

	Option Awards		Stock Awards
	Number of	Value	Number of
	Shares	Realized	Shares	Value
Named Executive	Acquired on	Upon	Acquired	Realized on
Officer	Exercise	Exercise	on Vesting	Vesting
Hargopal Singh	33,230	$59,191	—	$—

Thomas B. Sabol	—	$—	—	$—

James A. Doran	14,863	$22,640	—	$—

Oscar A. Hager	20,864	$34,189	—	$—

John H. Kulp	12,000	$17,970	—	$—
Employment Agreements and Change of Control Arrangements
     On May 16, 2006, we entered into an Amended and Restated Employment Agreement with Hargopal Singh, our President and Chief Executive Officer, pursuant to which his existing employment agreement was amended to (i) increase his base salary to $400,000 effective January 1, 2006; (ii) provide for a potential 2006 performance bonus of up to $480,000, based on achieving certain revenue, EBITDA and operational objectives established by the Committee; and (iii) provide for a severance payment equal to three times the sum of his base salary and the maximum bonus payable to him by Suntron for the fiscal year in which his employment is terminated, in the event that his employment is terminated within 12 months following a “Change of Control” (as defined in the agreement) by either (1) the Company without “Cause” (as defined in the agreement) or (2) Mr. Singh for “Good Reason” (as defined in the agreement).
     On February 14, 2006, we entered into a Change of Control Severance Agreement with Thomas B. Sabol in connection with his appointment as our Chief Financial Officer. On May 16, 2006, the Company also entered into Change of Control Severance Agreements with James A. Doran and Oscar A. Hager, the Company’s Chief Accounting Officer and Vice President of Information Technology and Administration, respectively (each a “Change of Control Agreement”). Each Change of Control Agreement provides that, in the event the executive is terminated within 12 months following a “Change of Control” (as defined in the Change of Control Agreement) by either (1) us without “Cause” (as defined in the Change of Control Agreement) or (2) the executive for “Good Reason” (as defined in the Change of Control Agreement), the executive will be entitled to receive as severance a payment equal to two times the sum of his base annual salary and the maximum bonus payable to him by us for the fiscal year in which the executive’s employment was terminated.

Named Executive Officer	Salary	Bonus	Total
Hargopal Singh	$1,200,000	$1,440,000	$2,640,000
Thomas B. Sabol	$550,000	$385,000	$935,000
James A. Doran	$350,000	$175,000	$525,000
Oscar A. Hager	$370,000	$185,000	$555,000
John H. Kulp	$—	$—	$—

Compensation Committee Interlocks and Insider Participation
     As of the fiscal year ended December 31, 2006, our compensation committee consisted of Messrs. Forese (chairman) and Schölvinck. None of these individuals had any contractual or other relationships with us during such fiscal year except as directors and those transactions discussed under “Certain Relationships and Related Transactions”. No interlocking relationship exists between any member of our compensation committee and any member of any other company’s Board of Directors or compensation committee.
Report of the Compensation Committee
     The Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K, which is contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Members of the Suntron Corporation Compensation Committee:
James J. Forese
Marc T. Schölvinck
Non-Employee Director Compensation
     Our independent non-employee directors are entitled to an annual retainer of $15,000 which is payable on a quarterly basis. Additionally, each independent non-employee director is entitled to Board fees of $500 per meeting; $10,000 for serving on a Special Committee; $1,000 for attending audit committee meetings ($500 for telephonic meetings); $500 for attending compensation, nominating and corporate governance committee meetings ($250 for telephonic meetings). The Chairman of the audit committee receives an additional $500 for each meeting attended and $250 for each telephonic meeting.
     Upon joining our Board of Directors, each independent non-employee director receives an initial stock option award for 15,000 shares which is exercisable at the market price on the date of grant and which vests for 20% of the shares on December 31st of each year subsequent to the grant date. At the end of each quarter thereafter, an option for 1,000 shares is granted at an exercise price equal to the closing market price on the date of grant and which vests for 20% of the shares on the first anniversary of the grant date and 20% each year thereafter. Our directors are also entitled to receive reimbursement of reasonable out-of-pocket expenses incurred by them to attend our Board and committee meetings.
     The following table sets forth a summary of the compensation we paid to our independent non-employee directors in 2006:

	Fees
	Earned or
	Paid in	Option
Named Executive Officer	Cash	Awards (1)(2)	Total
Allen S. Braswell, Jr. (3)	$34,000	$590	$34,590
Kurt D. Grindstaff (4)	$38,750	$590	$39,340
Thomas B. Sabol (5)	$3,333	$—	$3,333
William S. Urkiel (6)	$10,736	$3,975	$14,711

(1)	The valuation method and assumptions used to calculate the value of the options granted to our independent non-employee directors are discussed in Note 1 to our financial statements (beginning on page F-11) included in Item 8 of our 2006 Annual Report on Form 10-K filed on April 2, 2007. For stock options granted in 2006, the fair value of the stock options is being expensed over the vesting period of the option using the attribution method described in FASB Interpretation No. 28. Accordingly, the aggregate amounts shown in the table of $5,155 for the aggregate of all 2006 grants to the independent non-employee directors as a group represents approximately 18% of the total expense that will be recognized over the entire vesting period, assuming that none of the options are forfeited.

(2)	The grant date fair value of these stock options was determined using the Black-Scholes valuation model using key assumptions for historical volatility of our stock of 98.4%, an expected term for the options of 4.5 years, a risk-free interest rate of 4.7%, and that we would not pay any dividends on our common stock.

(3)	Fees Earned or Paid in Cash include a $10,000 fee earned for serving on a Special Committee of our Board of Directors in 2006.

(4)	Fees Earned or Paid in Cash include a $10,000 fee earned for serving on a Special Committee of our Board of Directors in 2006.

(5)	Fees Earned or Paid in Cash consists of compensation received by Mr. Sabol in 2006 for services as a director prior to his appointment as our CFO on February 14, 2006. Mr. Sabol did not receive compensation for his services as a director after he was appointed as our CFO.

(6)	Mr. Urkiel joined our board in August 2006. The fees paid to him include a pro-rated portion of his retainer for the period during which he served as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to our common stock beneficially owned as of March 31, 2007 by (a) each person known by us to own beneficially more than five percent of our outstanding common stock, (b) each of our directors, (c) each of our executive officers, and (d) all of our directors and executive officers as a group.
Beneficial Ownership Table

	Shares Beneficially Owned
Name of Beneficial Owner(1)	Number	Percent (2)
Thayer-Blum Funding III, L.L.C. (3)	24,582,191	89.1%
Hargopal Singh (4)	421,988	1.5%
Allen S. Braswell, Jr. (5)	216,094	*
Ivor J. Evans (6)(7)	24,607,191	89.1%
James J. Forese (6)	24,582,191	89.1%
Kurt D. Grindstaff (8)	6,200	*
Douglas P. McCormick (6)	24,582,191	89.1%
Scott D. Rued (6)	24,582,191	89.1%
Thomas B. Sabol (9)	42,400	*
Marc T. Schölvinck (6)	24,582,191	89.1%
William S. Urkiel (10)	3,000	*
James A. Doran (11)	50,266	*
All directors and executive officers as a group (12 persons) (6)(12)	25,344,139	90.0%

*	Represents less than 1% of our outstanding common stock.

(1)	Except as otherwise indicated, the address of each person listed in the table is 2401 West Grandview Road, Phoenix, Arizona 85023.

(2)	We have determined beneficial ownership in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, we have included the shares of common stock subject to options and convertible securities held by that person that are currently exercisable or convertible or will become exercisable or convertible within 60 days after March 31, 2007, but we have not included those shares for purposes of computing percentage ownership of any other person. We have assumed unless otherwise indicated that the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is based on 27,591,821 shares of our common stock outstanding as of March 31, 2007.

(3)	Thayer-Blum Funding III, L.L.C. is owned as follows: 59.94% by Thayer Equity Investors IV, L.P., 0.04% by TC Manufacturing Holdings, L.L.C., 0.02% by TC KCo, L.L.C., 33.9% by Blum Strategic Partners, L.P., and 6.1% by Blum (K*TEC) Co-Investment Partners, L.P.

TC Manufacturing Holdings, L.L.C. is controlled by limited liability companies, the managing members of which are Frederick Malek, Carl Rickersten, and Paul Stern.

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

Messrs. McCormick and Rued, both directors of ours, are Managing Partners of the limited liability company that controls Thayer Equity Investors IV, L.P. Mr. Forese, one of our directors, is an Operating Partner and Chief Operating Officer of the company that controls Thayer Equity Investors IV, L.P. Mr. Evans, one of our directors, is an Operating Partner of the company that controls Thayer Equity Investors IV, L.P. Mr. Schölvinck is a member of the general partner of Blum Strategic Partners, L.P.

The address of Thayer-Blum Funding III, L.L.C. is 1455 Pennsylvania Avenue, N.W., Suite 350, Washington, D.C. 20004.

(4)	Includes of 417,244 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(5)	Includes 37,561 shares beneficially owned by the Allen S. Braswell, Jr. Family Limited Partnership; 24,455 shares beneficially owned by the Allen S. Braswell, Jr. Gifting Trust; 6 shares beneficially owned by Uniform Gift to Minors Accounts of the minor children of Allen S. Braswell, Jr.,; 133,522 shares beneficially owned by Circuit Test International GRIT Limited Partnership, of which Braswell Investment Corporation (“BIC”) is a general partner; and 20,550 shares issuable pursuant to options that are exercisable within 60 days of March 31, 2007. Allen S. Braswell, Jr. is president of BIC.

(6)	Reflects 24,582,191 shares held by Thayer-Blum Funding III, L.L.C. See footnote 3. Messrs. Evans, Forese, McCormick, Rued, and Schölvinck disclaim beneficial ownership of these shares, except to the extent of any pecuniary interest therein.

(7)	Includes 25,000 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(8)	Consists of 6,200 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(9)	Consists of 42,400 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(10)	Consists of 3,000 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(11)	Includes 49,337 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

(12)	Includes 563,731 shares issuable pursuant to options that are currently exercisable or exercisable within 60 days of March 31, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Thayer-Blum Management Fees
     During 2006, we incurred $750,000 for management fees to affiliates of our majority stockholder, Thayer-Blum Funding III, L.L.C. The services provided under this arrangement consist of management fees related to corporate development activities and consulting services for strategic and operational issues.
Thayer Equity Note Purchase Agreement
     On March 30, 2006, we entered into a $10,000,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with Thayer Equity Investors IV, L.P. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a redemption penalty up to 3.0% of the then outstanding principal balance. If the note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due.
Thayer Equity FCC Maintenance Agreement
     In connection with the US Bank credit agreement, Thayer Equity Investors IV, L.P. agreed to enter into a FCC maintenance agreement that requires them to make up to $5,000,000 of additional subordinated loans to us if our fixed charge coverage ratio, or FCC, falls below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can not exceed 18.0%.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     KPMG LLP served as our independent registered public accounting firm for each of the years in the three-year period ended December 31, 2006.
Fees Charged By Independent Registered Public Accounting Firm
     The following is a summary of fees, all of which were approved by our audit committee, billed by KPMG LLP for audit and other professional services during the years ended December 31, 2005 and 2006:

	2005	2006
Audit fees and expenses	$255,000	$275,000
Audit-related fees	—	11,400
Income tax fees	7,000	—
All other fees	—	—

Total fees	$262,000	$286,400

     “Audit-related fees” include fees related to the statutory audit of our Mexican subsidiary. “Income tax fees” include tax return preparation and consultation on various tax-related issues.
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

SUNTRON CORPORATION
Date: April 30, 2007	By:	/s/ Hargopal Singh
Hargopal Singh
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Hargopal Singh Hargopal Singh	President, Chief Executive Officer (Principal Executive Officer), and Director	April 30, 2007

/s/Thomas B. Sabol Thomas B. Sabol	Chief Financial Officer and Director (Principal Financial Officer)	April 30, 2007

/s/James A. Doran James A. Doran	Chief Accounting Officer and Secretary (Principal Accounting Officer)	April 30, 2007

/s/Allen S. Braswell, Jr. Allen S. Braswell, Jr.	Director	April 30, 2007

/s/Ivor J. Evans Ivor J. Evans	Director and Chairman of the Board	April 30, 2007

/s/James J. Forese James J. Forese	Director	April 30, 2007

/s/Kurt D. Grindstaff Kurt D. Grindstaff	Director	April 30, 2007

/s/Douglas P. McCormick Douglas P. McCormick	Director	April 30, 2007

/s/Scott D. Rued Scott D. Rued	Director	April 30, 2007

/s/Marc T. Schölvinck Marc T. Schölvinck	Director	April 30, 2007

/s/William S. Urkiel William S. Urkiel	Director	April 30, 2007