Form 10-Q
period 2007-04-01
SUNTRON CORP
filed 2007-05-16
CIK 1160513

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended April 1, 2007, or

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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of April 30, 2007, there were outstanding 27,591,821 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Condensed Consolidated Balance Sheets-December 31, 2006 and April 1, 2007	3

Condensed Consolidated Statements of Operations-For the Quarters Ended April 2, 2006 and April 1, 2007	4

Condensed Consolidated Statements of Cash Flows-For the Quarters Ended April 2, 2006 and April 1, 2007	5-6

Notes to Condensed Consolidated Financial Statements	7-11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	12
Overview	12-13
Information About Our Business	13-15
Critical Accounting Policies and Estimates	15-17
Summary of Statement of Operations	17-18
Results of Operations	18-20
Liquidity and Capital Resources	20-24
Impact of Recently Issued Accounting Standards	24-25

Item 3. Quantitative and Qualitative Disclosures about Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27-36
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	37

SIGNATURES	38
EX-10.19
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and April 1, 2007
(In Thousands, Except Per Share Amounts)

	2006	2007
ASSETS
Current Assets:
Cash and equivalents	$46	$48
Trade Receivables, net of allowance for doubtful accounts of $1,647 and $1,441, respectively	40,756	46,559
Inventories	56,038	49,854
Prepaid expenses and other	1,186	1,427

Total Current Assets	98,026	97,888
Property and Equipment, net	5,184	4,422
Goodwill	10,918	10,702
Other Assets	2,785	2,650

Total Assets	$116,913	$115,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,285	$27,711
Outstanding checks in excess of cash balances	804	3,301
Borrowings under revolving credit agreement	19,759	20,523
Accrued compensation and benefits	4,721	5,344
Payable to affiliates	432	365
Other accrued liabilities	4,252	2,859

Total Current Liabilities	60,253	60,103

Long-term subordinated debt payable to affiliate	11,353	11,828
Other long-term liabilities	1,755	1,641

Total Liabilities	73,361	73,572

Commitments (Note 4)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,577 shares and 27,592 shares, respectively	276	276
Additional paid-in capital	381,329	381,537
Accumulated deficit	(338,053)	(339,723)

Total Stockholders’ Equity	43,552	42,090

Total Liabilities and Stockholders’ Equity	$116,913	$115,662

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters Ended April 2, 2006 and April 1, 2007
(In Thousands, Except Per Share Amounts)

	2006	2007
Net Sales	$95,795	$65,165
Cost of Goods Sold	87,781	61,697

Gross profit	8,014	3,468

Operating Expenses:
Selling, general and administrative expenses	6,051	4,405
Severance, retention, and lease exit costs	122	46
Related party management and consulting fees	188	188

Total operating expenses	6,361	4,639

Operating income (loss)	1,653	(1,171)

Other Income (Expense):
Interest expense	(2,825)	(1,063)
Gain on sale of business unit	—	448
Gain on sale of assets	20	87
Interest and other income	15	29

Total other income (expense)	(2,790)	(499)

Net loss	$(1,137)	$(1,670)

Loss Per Share (Basic and Diluted)	$(0.04)	$(0.06)

Weighed Average Shares Outstanding (Basic and Diluted)	27,456	27,581

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended April 2, 2006 and April 1, 2007
(In Thousands)

	2006	2007
Cash Flows from Operating Activities:
Net loss	$(1,137)	$(1,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,654	744
Amortization of debt issuance costs	1,711	88
Gain on sale of business unit	—	(448)
Gain on sale of assets	(20)	(87)
Stock-based compensation expense	207	208
Interest on subordinated debt to affiliate	—	475
Changes in operating assets and liabilities, net of effects of sale of business unit:
Decrease (increase) in:
Trade receivables, net	(2,412)	(7,784)
Inventories	(767)	4,067
Prepaid expenses and other	(150)	(304)
Increase (decrease) in:
Accounts payable	1,900	(1,589)
Accrued compensation and benefits	1,032	666
Other accrued liabilities	(3,155)	(1,064)

Net cash used in operating activities	(1,137)	(6,698)

Cash Flows from Investing Activities:
Proceeds from sale of business unit	—	4,427
Proceeds from sale of property, plant and equipment	16,716	87
Payments for property, plant and equipment	(700)	(339)

Net cash provided by investing activities	16,016	4,175

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	123,365	67,008
Principal payments under debt agreements	(137,416)	(66,908)
Payments for debt issuance costs	(780)	(72)
Increase (decrease) in outstanding checks in excess of cash balances	(18)	2,497
Proceeds from exercise of stock options	1	—

Net cash provided by (used in) financing activities	(14,848)	2,525

Net increase in cash and equivalents	31	2
Cash and Equivalents:
Beginning of period	59	46

End of period	$90	$48

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Quarters Ended April 2, 2006 and April 1, 2007
(In Thousands)

	2006	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,319	$469

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$1,500	$—

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.
2. Loss Per Share
     Basic loss per share excludes dilution for potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarters ended April 2, 2006 and April 1, 2007, as all potential common shares were antidilutive. For the quarters ended April 2, 2006 and April 1, 2007, common stock options that were excluded from the calculation of loss per share amounted to an aggregate of 2,600 and 2,308 shares, respectively.
3. Inventories
     Inventories at December 31, 2006 and April 1, 2007 are summarized as follows:

	2006	2007
Purchased parts and completed sub-assemblies	$40,182	$32,782
Work-in-process	11,699	11,621
Finished goods	4,157	5,451

Total	$56,038	$49,854

     For the quarters ended April 2, 2006 and April 1, 2007, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $1,149 and $674, respectively.
4. Debt Financing
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
     On March 30, 2006, the Company entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50%, or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of April 1, 2007, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.36%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
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
     Similar to the previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under the credit agreement is classified as a current liability in our condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of April 1, 2007, the borrowing base calculation permitted total borrowings of $42,364, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $20,523 and outstanding letters of credit of $2,000, the Company had borrowing availability of $19,841 as of April 1, 2007.
     On March 30, 2006, the Company also entered into a $10,000 subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of the Company’s majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). Upon maturity or termination of the US Bank credit agreement, the Company has the option to prepay the Second Lien Note with a redemption penalty not to exceed 3.0% of the then outstanding principal balance. If the Second Lien Note is pre-paid on the maturity date, a fee equal

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
to 2.0% of the then outstanding principal balance is due. Accordingly, the Company is recording interest expense related to this 2.0% fee using the effective interest method.
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
5. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters ended April 2, 2006 and April 1, 2007, are summarized as follows:

	2006	2007
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$62	$41
Lease exit costs	7	1,029
Moving and relocation costs	7	(23)

Total included in cost of goods sold	76	1,047

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	107	14
Lease exit costs	10	7
Moving, relocation and other costs	5	25

Total severance, retention and lease exit costs	122	46

Total Restructuring Expense	$198	$1,093

     Presented below is a description of the principal activities that resulted in the charges shown in the table above:
     In March 2007, the Company entered into a lease amendment with the landlord of its Lawrence, Massachusetts facility. The expiration date of the lease remains in March 2011 but the Company agreed to make a cash payment of approximately $1,080 as consideration for a reduction in the square footage under the lease from 73,000 to approximately 17,000. Accordingly, in the first quarter of 2007, the Company recognized a lease exit charge equal to this cash payment less $60 for the reversal of non-level rent expensed in prior periods. As a result of this amendment, the Company will be able to avoid future rent payments of approximately $2,100 that would have otherwise been due through the March 2011 expiration date of the lease.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     For the quarters ended April 2, 2006 and April 1, 2007, the Company incurred severance and retention costs of $169 and $55, respectively. These costs primarily related to the termination of executive officers of the Company and other reductions in the manufacturing workforce.
     Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the quarter ended April 1, 2007:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2006	$469	$116
Accrued expense for restructuring activities	1,020	55
Cash receipts under subleases	10	—
Cash payments	(1,574)	(103)
Accretion of interest	15	—
Reclassification of non-level rent liability	60	—

Balance, April 1, 2007	$—	$68

     The obligation for accrued severance and retention is included in accrued compensation and benefits in the Company’s condensed consolidated balance sheet and is expected to be paid over the next three months.
6. Gain on Sale of Business
     In February 2007, the Company sold its business unit located in Garner, Iowa for net proceeds of $4,427. The sales agreement provides that the buyer is required to pay additional consideration of up to $600 depending on the targeted level of net sales generated by this business unit in 2007. As a result of the sale, the Company recognized a gain of approximately $448 in the first quarter of 2007 and any additional consideration received will be recorded as an additional gain in the period that the targeted sales levels are achieved. The historical results of operations of this business unit were not significant to the Company’s financial condition, results of operations or cash flows.
     7. New Accounting Standards
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     Upon adoption of FIN 48 on January 1, 2007, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Texas, Arizona and Oregon. The tax years 2003 trough 2006 remain open to examination by the U.S. federal jurisdiction, and tax years 2002 through 2006 remain open to examination for Texas, Arizona and Oregon.
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
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115". This Statement permits entities to choose to measure many financial instruments at fair value. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will be required to adopt Statement No. 159 in the first quarter of the year ending December 31, 2008. While management is currently evaluating the provisions of Statement No. 159, the adoption is not expected to have a material impact on the Company’s 2008 consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes, and the other financial information included in this report, as well as the information in our Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Overview
     Our net sales for the first quarter of 2007 totaled $65.2 million compared to $95.8 million for the first quarter of 2006. Despite the $30.6 million reduction in 2007 net sales, our net loss only increased by $0.6 million from a net loss of $1.1 million for the first quarter of 2006 to a net loss of $1.7 million for the first quarter of 2007. Our net loss for the first quarter of 2007 includes restructuring costs of $1.1 million compared to $0.2 million for the first quarter of 2006. By the end of the first quarter of 2007, we had completed all planned restructuring actions to “right-size” our business to enable us to achieve profitability at lower levels of net sales.
     Two key restructuring actions took place in the third and fourth quarters of 2006, when we completed the closures of manufacturing business units in Lawrence, Massachusetts and Olathe, Kansas. In February 2007, we sold our business unit in Garner, Iowa which resulted in net proceeds of $4.4 million and a gain on sale of $0.4 million. In March 2007, we amended our lease in Lawrence, Massachusetts whereby future rental payments of approximately $2.1 million were eliminated in exchange for a cash payment of approximately $1.1 million. As we begin the second quarter of 2007, the combination of these actions has resulted in a significant reduction in our fixed costs and improved plant capacity utilization at most of our Suntron facilities.

     We believe the restructuring actions taken through the first quarter of 2007 provide us with a more efficient cost structure to carry out our planned activities for the remainder of 2007. In addition, we are continuing to explore opportunities to further improve the utilization of our assets and we are evaluating other actions that will reduce costs and drive sustainable improvement in our future financial performance. Though our primary focus through the first quarter of 2007 was on the right-sizing of our U.S. manufacturing footprint, our sales efforts continue to result in new customer wins. The nature of our low volume/high mix model requires a long ramp-up of production and, therefore, significant sales from new customers added through the first quarter of 2007 may not be recognized until the fourth quarter of 2007. As we continue to execute our business plan for 2007, our focus will be on profitable growth and working capital management, while maintaining quality customer service.
     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the first quarter of 2006 compared to the first quarter of 2007.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first quarter of 2007 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
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
     Our largest single expenditure is for the purchase of electronic components and our expertise in electronics manufacturing techniques is critical to our ability to provide competitive, quality services. However, in order to fully comprehend our business, it is also important to understand that our customers are engaged in industrial, semiconductor capital equipment, aerospace and defense, networking and telecommunications, medical equipment products, and many other industries. While our ability to compete with other companies in the EMS industry is important to our long-term success, short-term fluctuations in the demand for our manufacturing services are primarily affected by the economic conditions in the end-market sectors served by our customers. Since more than half of our customers are currently concentrated in three market sectors (industrial, semiconductor capital equipment, and aerospace and defense), the quarterly fluctuations in our net sales can be extremely volatile when these sectors are experiencing either rapid growth or contraction.
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
     The EMS industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply. In addition, our inventories consist of over 90,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.
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
     For a detailed discussion on the application of these and other accounting policies, see Note 1 in our audited consolidated financial statements for the year ended December 31, 2006, included in our Annual Report on Form 10-K, as amended.
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

     Gain on sale of business unit results from the sale of net assets for net proceeds that exceed the net carrying value of the assets sold.
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variations in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters ended April 2, 2006 and April 1, 2007:

	2006	2007
Net sales	100.0%	100.0%
Cost of goods sold	91.6%	94.7%

Gross profit	8.4%	5.3%
Operating expenses:
Selling, general, and administrative expenses	6.3%	6.8%
Severance, retention, and lease exit costs	0.2%	0.0%
Related party management and consulting fees	0.2%	0.3%

Operating income (loss)	1.7%	(1.8)%

     Comparison of Quarters Ended April 2, 2006 and April 1, 2007
     Net Sales. Net sales decreased $30.6 million, or 32.0%, from $95.8 million for the first quarter of 2006 to $65.2 million for the first quarter of 2007. The decrease in net sales for the first quarter of 2007 was primarily attributable to decreases of $16.3 million in our net sales to customers in the industrial sector, $12.3 million in net sales to customers in the semiconductor capital equipment sector, and $4.3 million in net sales to customers in the networking and telecommunication sector. The decrease in net sales was partially offset by increases of $1.9 million in net sales to customers in the aerospace and defense sector and $0.4 million in net sales to customers in the medical sector.
     Net sales for the first quarter of 2006 and 2007 include approximately $0.7 million and $2.7 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the first quarter of 2006, Honeywell accounted for 14% of our net sales, an industrial sector customer accounted for 16% of our net sales, and a customer in our semiconductor capital equipment sector accounted for 12% of our net sales. For the first quarter of 2007, Honeywell accounted for 22% of our net sales, a semiconductor capital equipment sector customer accounted for 15% of our net sales, and a customer in our industrial sector accounted for 10% of our net sales. No other customer accounted for more than 10% of our net sales for the first quarter of 2006 and 2007.
     Gross Profit. Our gross profit decreased $4.5 million from a profit of $8.0 million in the first quarter of 2006 to a profit of $3.5 million in the first quarter of 2007. Similarly, gross profit as a percentage of net sales decreased from a profit of 8.4% of net sales in the first quarter of 2006 to a profit of 5.3% of net sales in the first quarter of 2007. The decrease in gross profit in the first quarter of 2007 is primarily attributable to the reduction in net sales discussed above.
     For the first quarter of 2007, we incurred restructuring costs of $1.0 million, primarily related to the lease amendment for our Lawrence, Massachusetts facility, whereby we reduced our square footage and our future rental obligation by 77% in exchange for a cash payment of $1.1 million. For the first quarter of 2006, restructuring costs related to our manufacturing activities were insignificant.
     Through the first quarter of 2007 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation expense for the first quarter of 2007 declined by approximately $0.8 million compared to the first quarter of 2006.
     Inventory write-downs decreased $0.4 million from $1.1 million, or 1.2% of net sales, in the first quarter of 2006 to $0.7 million, or 1.0% of net sales, in the first quarter of 2007. In both 2006 and 2007, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG & A”) decreased $1.7 million from $6.1 million in the first quarter of 2006 to $4.4 million in the first quarter of 2007. However, SG&A as a percentage of net sales increased from 6.3% in the first quarter of 2006 to 6.8% in the first quarter of 2007. The decrease in SG&A was attributable to a decrease of $0.9 million in salaries and benefits due to a reduction in bonuses and in the size of our workforce. The decrease in SG&A was also attributable to a reduction in legal fees of $0.5 million primarily related to the settlement of the litigation with Applied Materials, Inc. in the fourth quarter of 2006.
     Interest Expense. Interest expense decreased $1.7 million, from $2.8 million in the first quarter of 2006 to $1.1 million in the first quarter of 2007, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement. The decrease in interest expense was also attributable to a decrease in our weighted average borrowings, which was partially offset by higher interest rates. Our weighted average interest rate increased from 9.3% in the first quarter of 2006 to 11.8% in the first quarter of 2007, primarily reflecting increases in short term interest rates and the 16.9% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority stockholder. Our weighted average borrowings decreased from $47.5 million for the first quarter of 2006 to $32.5 million for the first quarter of 2007.
     Gain on Sale of Business Unit. In February 2007, we sold our business unit located in Garner, Iowa for net proceeds of approximately $4.4 million. The sales agreement provides that the buyer is required to pay additional consideration of up to $0.6 million depending on the targeted level of net sales generated by this business unit in 2007. We recognized a gain of approximately $0.4 million in the first quarter of 2007 and any additional consideration received will be recorded as an additional gain in the period that the targeted sales levels are achieved.
Liquidity and Capital Resources

     Cash Flows from Operating Activities. Net cash used in operating activities in the first quarter of 2007 was $6.7 million, compared with net cash used in operating activities of $1.1 million in the first quarter of 2006. The difference between our net loss of $1.7 million in the first quarter of 2007 and $6.7 million of net cash used in operating activities was primarily attributable to an increase in trade receivables of $7.8 million, a decrease in accounts payable of $1.6 million and a decrease of $1.1 million in other accrued liabilities, offset by $0.7 million of depreciation and amortization, a decrease in inventories of $4.1 million, and an increase in accrued compensation and benefits of $0.7 million. For the first quarter of 2006, our net loss was equal to our negative operating cash flow.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 65 days for the first quarter of 2007, compared to 51 days for the first quarter of 2006. The change in days sales outstanding for the first quarter of 2007 was primarily due to an increase in sales to customers who were not offered discounts for accelerated payment terms.
     Inventories decreased 11.0% to $49.9 million at April 1, 2007, compared to $56.0 million at December 31, 2006. For the first quarter of 2007, inventory turns (annualized cost of goods sold excluding restructuring charges of $1.0 million for the first quarter of 2007 and $0.1 million for the first quarter of 2006, divided by quarter-end inventories) amounted to 4.9 times per year compared to 5.6 times per year for the comparable period in 2006.
     Cash Flows from Investing Activities. Net cash provided by investing activities for the first quarter of 2007 was $4.2 million compared with net cash provided by investing activities of $16.0 million in the first quarter of 2006. Investing cash flows for the first quarter of 2007 included $4.4 million of net proceeds received from the sale of our business unit located in Garner, Iowa. Our cash inflows for investing activities were partially offset by capital expenditures of $0.3 million, primarily for manufacturing equipment and leasehold improvements.
     As discussed under Capital Resources below, investing cash flows for the first quarter of 2006 included $16.7 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. Our cash inflows for investing activities in the first quarter of 2006 were partially offset by payments of $0.7 million, primarily for manufacturing equipment and leasehold improvements.
     Cash Flows from Financing Activities. Net cash provided by financing activities in the first quarter of 2007 was $2.5 million, compared with net cash used in financing activities of $14.8 million in the first quarter of 2006. Financing cash flows in the first quarter of 2007 reflect net borrowings of $0.1 million and an increase in outstanding checks in excess of cash balances of $2.5 million.
     Financing cash flows in the first quarter of 2006 reflect the net repayment of debt of $14.1 million and payment of $0.8 million of debt issuance costs.
     Contractual Obligations. The following table summarizes our contractual obligations as of April 1, 2007:

	Debt	Operating	Purchase
	Agreements(1)	Leases	Obligations (2)	Other (3)	Total
	(Dollars in Table are in Millions)
Year ending March 31:
2008	$22.5	$3.8	$32.9	$0.3	$59.5
2009	–	3.3	–	0.2	3.5
2010	11.8	2.8	–	–	14.6
2011	–	2.4	–	–	2.4
2012	–	2.2	–	–	2.2
After 2012	–	1.9	–	–	1.9

	$34.3	$16.4	$32.9	$0.5	$84.1

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $20.5 million. The US Bank senior credit agreement expires in March 2009 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $11.8 million of principal plus accrued interest that is “payable-in-kind” under a subordinated loan from an affiliate of our majority stockholder that is due in May 2009.

(2)	Consists of obligations under outstanding purchase orders. Approximately 84% of the deliveries under outstanding purchase orders are expected to be received in the second quarter of 2007. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(3)	Consists of $0.5 million payable under agreements for the acquisition of manufacturing equipment and software licenses.
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
     Capital Resources. Our working capital totaled $37.8 million at December 31, 2006 and April 1, 2007. As discussed in detail below, during 2006 through the first quarter of 2007, we completed several major transactions to reduce our indebtedness, improve borrowing availability, reduce fixed overhead costs and improve plant capacity utilization.
Sale of Business Unit. In February 2007, we sold our business unit located in Garner Iowa which resulted in net proceeds of approximately $4.4 million. This transaction resulted in a gain of approximately $0.4 million.
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

Concurrent with the building sale, we leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1.5 million. The gain on the sale of $0.8 million was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1.5 million was withheld from the building sale proceeds to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved.
Revolving Credit Agreement. At December 31, 2005, we had a $75.0 million revolving credit facility that was scheduled to expire in July 2008. On March 30, 2006, we entered into a three-year senior credit agreement with US Bank. The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of April 1, 2007, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.36%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
Substantially all of our assets are pledged as collateral for outstanding borrowings under the US Bank senior credit agreement. The credit agreement also limits or prohibits us from paying dividends, incurring additional debt, selling significant assets, acquiring other businesses, or merging with other entities without the consent of the lenders. The credit agreement requires compliance with certain financial and non-financial covenants, including a rolling four-quarter adjusted FCC ratio.
Similar to our previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires us to direct our customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the amended credit agreement. Accordingly, the entire outstanding principal balance under our credit agreement is classified as a current liability in our condensed consolidated balance sheets.
Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of April 1, 2007, the borrowing base calculation permitted total borrowings of $42.3 million. After deducting the outstanding principal balance of $20.5 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $19.8 million as of April 1, 2007.
Second Lien Financing. On March 30, 2006, we also entered into a $10.0 million subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of our majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a prepayment penalty up to 3.0% of the then outstanding principal balance. If the Second Lien Note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method. Since interest is payable in kind, accrued interest is added to the principal balance each quarter which has resulted in an outstanding principal balance of $11.8 million as of April 1, 2007.
In connection with the US Bank credit agreement, an affiliate of our majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to an additional $5.0 million of subordinated loans to us if the FCC ratio is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can be up to 18.0%. Prior to the end of the first quarter of 2007, our internal forecast indicated that the affiliate could be required to loan us between $1.2 and $2.0 to achieve compliance with the FCC covenant for the first quarter of 2007. However, our net sales for the quarter exceeded expectations which drove improved profitability and enabled us to avoid the need for an additional loan from the affiliate. We currently do not expect that additional loans will be required to achieve compliance with the FCC covenant for the remainder of 2007.

     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended April 2, 2006 and April 1, 2007 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	For the Quarter Ended:
	April 2,	April 1,
	2006	2007
	(Dollars in Millions)
Net loss	$(1.1)	$(1.7)
Income tax expense	—	—
Interest expense	2.8	1.1
Depreciation and amortization	1.6	0.7

EBITDA per “traditional” definition	3.3	0.1
Restructuring costs (A)	0.2	1.1
Other charges (B)	0.8	(0.3)

EBITDA per credit agreement definition	$4.3	$0.9

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, and net gains from disposition of capital assets. For the first quarter of 2006, charges also include litigation costs related to the termination of our business relationship with Applied Materials.
Impact of Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of “Statement of Financial Accounting Standards No. 109”, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.
     Upon adoption of FIN 48 on January 1, 2007, we had no unrecognized tax benefits and we are not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. Our policy is to recognize any interest or penalties as a component of income tax expense. Our material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Texas, Arizona, and Oregon. The tax years 2003 trough 2006 remain open to examination by the U.S. federal jurisdiction, and tax years 2002 through 2006 remain open to examination for Texas, Arizona and Oregon.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of April 1, 2007, we had a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this credit agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on our future results of operations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 1, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Not Applicable
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
     As of April 1, 2007, we had outstanding bank debt of approximately $20.5 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $11.8 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance working capital requirements, capital expenditures, business acquisitions, or for other purposes. In connection with our bank debt, we have entered into a Fixed Charge Coverage Maintenance Agreement that would require us to borrow additional amounts from an affiliate of our majority stockholder if necessary to maintain compliance with the financial covenants in our credit agreement. We would be required to accept these loans which bear interest at an annual rate as high as 18.0%; even if we did not believe the funding was necessary to finance our business activities.
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
  Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $65.2 million in the first quarter of 2007 to a high of $130.4 million in the second quarter of 2004. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: (1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and (2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
     A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2006, Honeywell accounted for 16% of our net sales and a semiconductor capital equipment sector customer accounted for 11% of our net sales. For the first quarter of 2007, Honeywell accounted for 22% of our net sales, a semiconductor capital equipment sector customer accounted for 15% of our net sales, and a customer in our industrial sector accounted for 10% of our net sales.
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
     Acquisitions of companies and businesses and expansion of operations involve certain risks, including the following:
•	the business fails to achieve anticipated revenue and profit expectations;

•	the potential inability to successfully integrate acquired operations and businesses or to realize anticipated synergies, economies of scale, or other value;

•	diversion of management’s attention;

•	difficulties in scaling up production and coordinating management of operations at new sites;

•	the possible need to restructure, modify, or terminate customer relationships of the acquired business;

•	loss of key employees of acquired operations;

•	the potential liabilities of the acquired businesses; and

•	the possibility of impairment charges for goodwill related to acquisitions.
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

     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to approximately 27,592,000 issued and outstanding shares as of April 1, 2007. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum owns approximately 90% of our common stock, and five of our ten directors are representatives of Thayer-Blum. In addition, during the first quarter of 2006, we borrowed $10.0 million from an affiliate of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.19	Lease Modification Agreement, effective as of March 1, 2007, between EFTC Operating Corp. and H.J. Brooks, L.L.C.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)

Date: May 16, 2007	/s/ Hargopal Singh

Hargopal Singh
Chief Executive Officer

Date: May 16, 2007	/s/ Thomas B. Sabol

Thomas B. Sabol
Chief Financial Officer

Date: May 16, 2007	/s/ James A. Doran

James A. Doran
Chief Accounting Officer