Form 10-Q
period 2007-07-01
SUNTRON CORP
filed 2007-08-15
CIK 1160513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended, July 1, 2007, or

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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 31, 2007, there were outstanding 27,605,523 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

Page
Number(s)
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements
Condensed Consolidated Balance Sheets- December 31, 2006 and July 1, 2007	3

Condensed Consolidated Statements of Operations- For the Quarters and the Six Months Ended July 2, 2006 and July 1, 2007	4

Condensed Consolidated Statements of Cash Flows- For the Six Months Ended July 2, 2006 and July 1, 2007	5-6

Notes to Condensed Consolidated Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Statement Regarding Forward-Looking Statements	13
Overview	13-14
Information About Our Business	14-16
Critical Accounting Policies and Estimates	16-18
Summary of Statement of Operations	18-19
Results of Operations	19-22
Liquidity and Capital Resources	22-27
Impact of Recently Issued Accounting Standards	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29-38
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	39
Item 6. Exhibits	39

SIGNATURES	40
EX-10.20
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and July 1, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

	2006	2007
ASSETS
Current Assets:
Cash and equivalents	$46	$50
Trade receivables, net of allowance for doubtful accounts of $1,647 and $1,188, respectively	40,756	39,795
Inventories	56,038	41,803
Prepaid expenses and other	1,186	1,350

Total Current Assets	98,026	82,998

Property and equipment, net	5,184	4,468
Goodwill	10,918	10,702
Other assets	2,785	2,595

Total Assets	$116,913	$100,763

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,285	$19,715
Outstanding checks in excess of cash balances	804	1,657
Borrowings under revolving credit agreement	19,759	15,182
Accrued compensation and benefits	4,721	5,132
Payable to affiliates	432	280
Other accrued liabilities	4,252	2,294

Total Current Liabilities	60,253	44,260

Long-term subordinated debt payable to affiliate	11,353	12,327
Other long-term liabilities	1,755	1,656

Total Liabilities	73,361	58,243

Commitments (Note 4)
Stockholders’ Equity:

Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,577 shares and 27,606 shares, respectively	276	276
Additional paid-in capital	381,329	381,701
Accumulated deficit	(338,053)	(339,457)

Total Stockholders’ Equity	43,552	42,520

Total Liabilities and Stockholders’ Equity	$116,913	$100,763

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Six Months Ended July 2, 2006 and July 1, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Net Sales	$85,101	$64,163	$180,896	$129,328
Cost of Goods Sold	78,895	58,232	166,676	119,929

Gross profit	6,206	5,931	14,220	9,399

Operating Expenses:
Selling, general and administrative expenses	6,198	4,389	12,249	8,794
Severance, retention and lease exit costs	222	68	344	114
Related party management and consulting fees	187	187	375	375

Total operating expenses	6,607	4,644	12,968	9,283

Operating income (loss)	(401)	1,287	1,252	116

Other Income (Expense):
Interest expense	(938)	(1,055)	(3,763)	(2,118)
Gain on sale of business unit	—	—	—	448
Gain on sale of assets	26	8	46	95
Interest and other, net	(3)	26	12	55

Total other income (expense)	(915)	(1,021)	(3,705)	(1,520)

Net income (loss)	$(1,316)	$266	$(2,453)	$(1,404)

Earning (Loss) Per Share (Basic and Diluted)	$(0.05)	$0.01	$(0.09)	$(0.05)

Weighed Average Shares Outstanding:
Basic	27,526	27,595	27,491	27,588

Diluted	27,526	27,650	27,491	27,588

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Six Months Ended July 2, 2006 and July 1, 2007
(In Thousands)
(Unaudited)

	2006	2007
Cash Flows from Operating Activities:
Net loss	$(2,453)	$(1,404)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,781	1,438
Amortization of debt issuance costs	1,839	172
Gain on sale of business unit	—	(448)
Gain on sale of assets	(46)	(95)
Stock-based compensation expense	386	372
Interest on subordinated debt to affiliate	421	974
Changes in operating assets and liabilities, net of effects of sale of business unit:
Decrease (increase) in:
Trade receivables, net	2,153	(1,020)
Inventories	865	12,118
Prepaid expenses and other	5	(301)
Increase (decrease) in:
Accounts payable	(6,324)	(9,257)
Accrued compensation and benefits	69	454
Other accrued liabilities	(2,882)	(1,352)

Net cash provided by (used in) operating activities	(3,186)	1,651

Cash Flows from Investing Activities:
Proceeds from sale of business unit	—	4,427
Proceeds from sale of property, plant and equipment	18,189	95
Professional fees associated with sale of property	(105)	—
Payments for property, plant and equipment	(1,060)	(896)

Net cash provided by investing activities	17,024	3,626

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	214,101	131,740
Principal payments under debt agreements	(230,060)	(137,759)
Payments for debt issuance costs	(934)	(107)
Increase in outstanding checks in excess of cash balances	3,104	853
Proceeds from exercise of stock options	1	—

Net cash used in financing activities	(13,788)	(5,273)

Net increase in cash and equivalents	50	4
Cash and Equivalents:
Beginning of period	59	46

End of period	$109	$50

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

\

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Six Months Ended July 2, 2006 and July 1, 2007
(In Thousands)
(Unaudited)

	2006	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,672	$1,016

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$1,500	$—

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and the six months ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.
2. Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for the quarter and the six months ended July 2, 2006 and for the six months ended July 1, 2007 as all potential common shares were antidilutive. For the three and six-month periods ended July 2, 2006, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,457 shares. For the six-month period ended July 1, 2007, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,191 shares. For the quarter ended July 1, 2007, common stock options that were excluded from the calculation of diluted earnings per share amounted to an aggregate of 1,969 shares.
3. Inventories
Inventories at December 31, 2006 and July 1, 2007 are summarized as follows:

	2006	2007
Purchased parts and completed sub-assemblies	$40,182	$28,633
Work-in-process	11,699	7,960
Finished goods	4,157	5,210

Total	$56,038	$41,803

For the quarters ended July 2, 2006 and July 1, 2007, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $707 and $1,520, respectively. For the six months ended July 2, 2006 and July 1, 2007, the Company recognized write-downs of excess and obsolete inventories of $1,856 and $2,194, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
4. Debt Financing
     On March 30, 2006, the Company entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50%, or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of July 1, 2007, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.34%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
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
     Similar to the previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under the credit agreement is classified as a current liability in the accompanying condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as our net receivables and inventories decline. As of July 1, 2007, the borrowing base calculation permitted total borrowings of $38,760, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $15,182 and outstanding letters of credit of $2,000, the Company had borrowing availability of $21,578 as of July 1, 2007. As of August 3, 2007, the Company’s loan balance was $9,180 .
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
     In connection with the US Bank credit agreement, an affiliate of the Company’s majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to $5,000 of additional subordinated loans to the Company if the FCC is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can not exceed 18.0%. Through July 1, 2007, no additional loans have not been required to achieve compliance with the FCC covenant and management does not expect that additional loans will be required through 2007.
     At December 31, 2005, the Company had a $75,000 revolving credit facility with two financial institutions which was scheduled to expire in July 2008. On March 30, 2006, the Company terminated this credit agreement and entered into new debt financing agreements as discussed above. Due to the early termination of this credit agreement, the Company recognized a charge to interest expense of $1,447 to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
5. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters and the six months ended July 2, 2006 and July 1, 2007, are summarized as follows:

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007

Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$201	$62	$263	$103
Lease exit costs	39	—	46	1,029
Moving and relocation costs	5	125	12	102

Total included in cost of goods sold	245	187	321	1,234

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	29	61	136	75
Lease exit costs	184	—	194	7
Moving, relocation and other costs	9	7	14	32

Total severance, retention and lease exit costs	222	68	344	114

Total Restructuring Expense	$467	$255	$665	$1,348

     Presented below is a description of the principal activities that resulted in the charges shown in the table above:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     In the second quarter of 2006, the Company incurred lease exit charges of $223, primarily due to revised assumptions about subleasing activities for the former Phoenix, Arizona headquarters location.
     In June 2006, the Company announced plans to consolidate its Northeast contract manufacturing business unit (“NEO”), located in Lawrence, Massachusetts to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with this consolidation, the Company incurred severance and retention costs of $218 in the second quarter of 2006.
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
     For the quarter and the six months ended July 1, 2007, the Company incurred severance and retention costs of $123 and $178, respectively. These costs primarily related to the termination of managerial employees and other reductions in the manufacturing workforce.
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the six months ended July 1, 2007:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2006	$469	$116
Accrued expense for restructuring activities	1,020	178
Cash receipts under subleases	10	—
Cash payments	(1,574)	(163)
Accretion of interest	15	—
Reclassification of non-level rent liability	60	—

Balance, July 1, 2007	$—	$131

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
7. New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, which provides criteria for the recognition, measurement, presentation and disclosures of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.
     Upon adoption of FIN 48 on January 1, 2007, the Company had no unrecognized tax benefits and management is not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. The Company’s policy is to recognize any interest or penalties as a component of income tax expense. The Company’s material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Texas, Arizona and Oregon. The tax years 2003 through 2006 remain open to examination by the U.S. federal jurisdiction, and tax years 2002 through 2006 remain open to examination for Texas, Arizona and Oregon.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of Statement No. 157, the adoption of this Statement is not expected to have a material impact on its 2008 consolidated financial statements.
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
  Overview
     We achieved net income of $0.3 million for the second quarter of 2007 on net sales of $64.2 million. This compares to a net loss of $1.3 million for the second quarter of 2006 on net sales of $85.1 million. Despite the $20.9 million reduction in net sales for the second quarter of 2007, our net income increased by $1.6 million primarily as a result of our rightsizing activities and improved operating efficiencies. Our net income for the second quarter of 2007 includes restructuring costs of $0.3 million compared to $0.5 million for the second quarter of 2006.
     Two key restructuring actions took place in the third and fourth quarters of 2006, when we completed the closures of manufacturing business units in Lawrence, Massachusetts and Olathe, Kansas. In addition, during February 2007 we sold our business unit in Garner, Iowa which resulted in net proceeds of $4.4 million and a gain on sale of $0.4 million. In March 2007, we amended our lease in Lawrence, Massachusetts whereby future rental payments of approximately $2.1 million were eliminated in exchange for a cash payment of approximately $1.1 million. By the second quarter of 2007, the combination of these actions had resulted in a significant reduction in our fixed costs and improved plant capacity utilization at most of our facilities. For the second quarter of 2007, the cumulative impact of these rightsizing actions laid the foundation for a $1.7 million improvement in operating income, despite a significant decline in net sales as compared to the second quarter of 2006.

     During the second quarter of 2007, we also maintained our focus on working capital management, which resulted in a $14.2 million reduction in our inventories during the first half of 2007. Along with the improvement in profitability for the second quarter of 2007, our focus on working capital management contributed to a reduction in debt. At the end of the second quarter of 2007, borrowings under our revolving credit agreement amounted to $15.2 million and unused borrowing availability was $21.6 million. As we continue to execute our 2007 business plan, our focus is on increasing revenue in each of our target markets by growing with current and new customers. .
     Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the second quarter of 2006 compared to the second quarter of 2007. This section also contains a similar discussion and analysis of our operating results for the first six months of 2006 compared to the first six months of 2007.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first six months of 2007 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.
Information About Our Business
     Suntron delivers complete manufacturing services and solutions to support the entire life cycle of complex products in the industrial, semiconductor capital equipment, aerospace and defense, networking and telecommunications, and medical equipment market sectors of the electronic manufacturing services (“EMS”) industry. We provide design and engineering services, quick-turn prototype, materials management, cable and harness assembly, printed circuit board assembly and testing, electronic interconnect assemblies, subassemblies, full systems integration (known as box-build), commercial off-the-shelf integration, after-market repair, and warranty services. We believe our competitive niche, “low volume, high mix and complex system integration”, is a direct result of our ability to provide unique solutions tailored to match each of our customer’s specific requirements, while meeting the highest quality standards in the industry.

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
     The EMS industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay or accelerate shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply. In addition, our inventories consist of over 90,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.
     We incur losses related to inventories when we purchase more material than is necessary to meet a customer’s requirements or by failing to act promptly to minimize losses once the customer communicates a cancellation. Occasionally, it is not clear what action caused an inventory loss and there is a shared responsibility whereby our customers agree to negotiate a settlement with us. In some cases, our customers may deny responsibility for excess inventories despite the existence of persuasive evidence that the customer was at fault; in these cases we must weigh all alternatives to resolve the dispute, including the possibility of litigation or arbitration. Accordingly, management continually evaluates inventory on-hand, forecasted demand, contractual protections, and net realizable values in order to determine whether an adjustment to the carrying amount of inventory is necessary. When the relationship with a customer terminates, we tend to be more vulnerable to inventory losses because the customer may be reluctant to accept responsibility for the remaining inventory if a product is at the end of its life cycle. We can also incur inventory losses if a customer becomes insolvent and the materials do not have alternative uses or markets into which we can sell them.
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
     Gain on sale of business unit results from the sale of the business unit for proceeds that exceed the net carrying value of the assets sold.

Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variations in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the six months ended July 2, 2006 and July 1, 2007:

	Quarter Ended		Six Months Ended
	July 2,	July 1,	July 2,	July 1,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	92.7%	90.8%	92.1%	92.7%

Gross profit	7.3%	9.2%	7.9%	7.3%
Operating expenses:
Selling, general, and administrative expenses	7.3%	6.8%	6.8%	6.8%
Severance, retention, and lease exit costs	0.3%	0.1%	0.2%	0.1%
Related party management and consulting fees	0.2%	0.3%	0.2%	0.3%

Operating income (loss)	(0.5)%	2.0%	0.7%	0.1%

     Comparison of Quarters Ended July 2, 2006 and July 1, 2007
     Net Sales. Net sales decreased $20.9 million, or 24.6%, from $85.1 million for the second quarter of 2006 to $64.2 million for the second quarter of 2007. The decrease in net sales for the second quarter of 2007 was primarily attributable to decreases of $19.9 million in our net sales to customers in the semiconductor capital equipment sector, $3.2 million in net sales to customers in the industrial sector, and $1.5 million in net sales to customers in the networking and telecommunication sector. The decrease in net sales was partially offset by increases of $2.8 million in net sales to customers in the aerospace and defense sector and $0.8 million in net sales to customers in the medical sector.
     Net sales for the second quarter of 2006 and 2007 include approximately $1.9 million and $2.4 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the second quarter of 2006, Honeywell accounted for 14% of our net sales, and two customers in our semiconductor capital equipment sector accounted for 13% and 12%, respectively, of our net sales. For the second quarter of 2007, Honeywell accounted for 23% of our net sales, and a customer in our industrial sector accounted for 17% of our net sales. No other customer accounted for more than 10% of our net sales for the second quarter of 2006 and 2007.

     Gross Profit. Our gross profit decreased $0.3 million from $6.2 million in the second quarter of 2006 to $5.9 million in the second quarter of 2007. However, gross profit as a percentage of net sales increased from 7.3% of net sales in the second quarter of 2006 to 9.2% of net sales in the second quarter of 2007. The improvement in gross profit as a percentage of net sales was attributable primarily to the enhanced capacity utilization that resulted from completion of our rightsizing actions taken over the past year.
     Through the second quarter of 2007 a significant amount of equipment became fully depreciated, although many of these assets are still in service. Accordingly, depreciation and amortization expense for the second quarter of 2007 declined by approximately $0.4 million compared to the second quarter of 2006.
     Inventory write-downs increased $0.8 million from $0.7 million, or 0.8% of net sales, in the second quarter of 2006 to $1.5 million, or 2.4% of net sales, in the second quarter of 2007. In both 2006 and 2007, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) decreased $1.8 million from $6.2 million in the second quarter of 2006 to $4.4 million in the second quarter of 2007. Similarly, SG&A as a percentage of net sales decreased from 7.3% in the second quarter of 2006 to 6.8% in the second quarter of 2007. The decrease in SG&A was primarily related to a reduction in professional fees related to previously settled litigation
     Interest Expense. Interest expense increased $0.2 million, from $0.9 million in the second quarter of 2006 to $1.1 million in the second quarter of 2007, primarily due to higher interest rates and an increase in our weighted average borrowings. Our weighted average interest rate increased from 10.8% in the second quarter of 2006 to 11.9% in the second quarter of 2007, primarily reflecting increases in short term interest rates and the 16.9% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority stockholder. Our weighted average borrowings increased from $29.2 million for the second quarter of 2006 to $32.4 million for the second quarter of 2007.
     Comparison of the Six Months Ended July 2, 2006 and July 1, 2007
     Net Sales. Net sales decreased $51.6 million, or 28.5%, from $180.9 million for the first six months of 2006 to $129.3 million for the first six months of 2007. The decrease in net sales for the first six months of 2007 was primarily attributable to decreases of $32.1 million in our net sales to customers in the semiconductor capital equipment sector, $19.5 million in net sales to customers in the industrial sector, and $5.8 million in net sales to customers in the networking and telecommunication sector. The decrease in net sales was partially offset by increases of $4.7 million in net sales to customers in the aerospace and defense sector and $1.2 million in net sales to customers in the medical sector.
     Net sales for the first six months of 2006 and 2007 include approximately $2.6 million and $5.1 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.

     For the first six months of 2006, Honeywell accounted for 15% of our net sales, an industrial sector customer accounted for 13% of our net sales, and two customers in our semiconductor capital equipment sector accounted for 13% and 12%, respectively, of our net sales. For the first six months of 2007, Honeywell accounted for 23% of our net sales, an industrial sector customer accounted for 14% of our net sales, and a semiconductor capital equipment sector customer accounted for 12% of our net sales. No other customer accounted for more than 10% of our revenue for the first six months of 2006 and 2007.
     Gross Profit. Our gross profit decreased $4.8 million from $14.2 million in the first six months of 2006 to $9.4 million in the first six months of 2007. Similarly, gross profit as a percentage of net sales decreased from 7.9% in the first six months of 2006 to 7.3% in the first six months of 2007. The decrease in gross profit in the first six months of 2007 is primarily attributable to the reduction in net sales and restructuring costs incurred in the first half of 2007, partially offset by the realization of the benefits from restructuring and cost-cutting actions initiated in 2006.
     For the first six months of 2007, we incurred restructuring costs of $1.2 million, primarily related to the lease amendment for our Lawrence, Massachusetts facility, whereby we reduced our square footage and our future rental obligation by 77% in exchange for a cash payment of $1.1 million. For the first six months of 2006, restructuring costs related to manufacturing activities were $0.3 million, primarily due to severance and retention costs related to the consolidation of our Northeast manufacturing business unit and other reductions in the manufacturing workforce.
     Through the first six months of 2007 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Accordingly, depreciation and amortization expense for the first six months of 2007 declined by approximately $1.4 million compared to the first six months of 2006.
     Inventory write-downs increased $0.3 million from $1.9 million, or 1.0% of net sales, in the first six months of 2006 to $2.2 million, or 1.7% of net sales, in the first six months of 2007. In both 2006 and 2007, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) decreased $3.4 million, or 28.2%, from $12.2 million in the first six months of 2006 to $8.8 million in the first six months of 2007. SG&A as a percentage of net sales remained flat at 6.8% in both the first six months of 2006 and in the first six months of 2007. The decrease in SG&A was attributable to a decrease of $1.0 million in salaries and benefits due to a reduction in the size of our workforce and lower bonus accruals. The decrease in SG&A was also attributable to a reduction in professional fees of $1.8 million, primarily related to previously settled litigation.
     Interest Expense. Interest expense decreased $1.7 million, from $3.8 million in the first six months of 2006 to $2.1 million in the first six months of 2007, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement in March 2006. The decrease in interest expense was also attributable to a decrease in our weighted average borrowings, which was partially offset by higher interest rates. Our weighted average interest rate increased from 10.0% in the first six months of 2006 to 11.9% in the first six months of 2007, primarily reflecting increases in short term interest rates and the 16.9% effective interest rate associated with our $10.0 million subordinated loan from an affiliate of the Company’s majority stockholder. Our weighted average borrowings decreased from $38.3 million for the first six months of 2006 to $32.5 million for the first six months of 2007.
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
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash provided by operating activities for the first six months of 2007 was $1.7 million, compared with net cash used in operating activities of $3.2 million for the first six months of 2006. The difference between our net loss of $1.4 million for the first six months of 2007 and $1.7 million of net cash provided by operating activities was primarily attributable to $1.4 million of depreciation and amortization, and a decrease in inventories of $12.1 million, partially offset by a decrease in accounts payable of $9.3 million and a decrease of $1.4 million in other accrued liabilities. For the first six months of 2006, the difference between our net loss of $2.5 million and $3.2 million of net cash used in operating activities was primarily attributable to a decrease in accounts payable of $6.3 million and a decrease in other accrued liabilities of $2.9 million, partially offset by $2.8 million of depreciation and amortization, $1.8 million of amortization of debt issuance costs, a decrease in trade receivables of $2.2 million, and a decrease in inventories of $0.9 million.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) increased to 57 days for the second quarter of 2007, compared to 53 days for the second quarter of 2006.
     Inventories decreased 25.4% to $41.8 million at July 1, 2007, compared to $56.0 million at December 31, 2006. For the second quarter of 2007, inventory turns (annualized cost of goods sold excluding restructuring charges of $0.2 million for both the second quarter of 2007 and the second quarter of 2006, divided by quarter-end inventories) amounted to 5.6 times per year compared to 5.2 times per year for the comparable period in 2006.
     Cash Flows from Investing Activities. Net cash provided by investing activities for the first six months of 2007 was $3.6 million compared with net cash provided by investing activities of $17.0 million in the first six months of 2006. Investing cash flows for the first six months of 2007 included $4.4 million of net proceeds received from the sale of our business unit located in Garner, Iowa. Our cash inflows for investing activities were partially offset by capital expenditures of $0.9 million, primarily for manufacturing equipment, leasehold improvements and computer hardware.
     As discussed under Capital Resources below, investing cash flows for the first six months of 2006 included $18.1 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. Our cash inflows for investing activities in the first six months of 2006 were partially offset by payments of $1.1 million, primarily for manufacturing equipment and leasehold improvements.

     Cash Flows from Financing Activities. Net cash used in financing activities for the first six months of 2007 was $5.3 million, compared with net cash used in financing activities of $13.8 million for the first six months of 2006. Financing cash flows for the first six months of 2007 reflect the net repayment of debt of $6.0 million, which was partially offset by an increase in outstanding checks in excess of cash balances of $0.9 million.
     Financing cash flows for the first six months of 2006 reflect the net repayment of debt of $16.0 million and the payment of $0.9 million of debt issuance costs, which were partially offset by an increase in outstanding checks in excess of cash balances of $3.1 million.
     Contractual Obligations. The following table summarizes our contractual obligations as of July 1, 2007:

	Debt	Operating	Purchase
	Agreements(1)	Leases	Obligations (2)	Other (3)	Total
		(Dollars in Table are in Millions)
Year ending June 30:
2008	$17.2	$4.3	$25.5	$0.4	$47.4
2009	12.3	4.0	—	0.3	16.6
2010	—	2.7	—	—	2.7
2011	—	2.4	—	—	2.4
2012	—	2.2	—	—	2.2
After 2012	—	1.3	—	—	1.3

	$29.5	$16.9	$25.5	$0.7	$72.6

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $15.2 million. The US Bank senior credit agreement expires in March 2009 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $12.3 million of principal plus accrued interest that is “payable-in-kind” under a subordinated loan from an affiliate of our majority stockholder that is due in May 2009.

(2)	Consists of obligations under outstanding purchase orders. Approximately 80% of the deliveries under outstanding purchase orders are expected to be received in the third quarter of 2007. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(3)	Consists of $0.7 million payable under agreements for the acquisition of manufacturing equipment and software licenses.
     Effective internal controls are necessary for us to provide reliable financial reports. We have commenced documentation of our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting. Effective December 31, 2007, we will be required to provide a report that contains an assessment by management of the effectiveness of our internal control over financial reporting. Effective December 31, 2008, our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting. In order to become fully compliant with the requirements of Section 404, we estimate that we will need to incur between $2.0 million and $3.0 million for professional and other fees through the first quarter of 2008 compared to a nominal amount of such costs that were incurred in 2005 and 2006.

     Capital Resources. Our working capital at July 1, 2007 totaled $38.7 million compared to $37.8 at December 31, 2006. As discussed in detail below, since the first quarter of 2006, we completed several major transactions to reduce our indebtedness, improve borrowing availability, reduce fixed overhead costs and improve plant capacity utilization.
     Sale of Business Unit. In February 2007, we sold our business unit located in Garner Iowa which resulted in net proceeds of approximately $4.4 million. This transaction resulted in a gain of approximately $0.4 million.
     Sale of Sugar Land Real Estate. In January 2006, we obtained approval from our board of directors and lenders to enter into two separate agreements to sell our building and adjoining land in Sugar Land, Texas. We were able to structure the sale of the building with a concurrent agreement to leaseback approximately 50% of the building, which permitted our current business operations in Sugar Land to continue without interruption. The sale of the building was completed on March 30, 2006 and resulted in a net selling price of $18.2 million. The transaction for the sale of an adjacent land parcel closed in April 2006 for an additional net selling price of $1.4 million. These transactions resulted in a gain of approximately $1.0 million.
     Concurrent with the building sale, we leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1.5 million. The gain on the sale of $1.0 million was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1.5 million was withheld from the building sale proceeds to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved. The initial financial test was not achieved for the second quarter of 2007.
     Revolving Credit Agreement. At December 31, 2005, we had a $75.0 million revolving credit facility that was scheduled to expire in July 2008. On March 30, 2006, we entered into a three-year senior credit agreement with US Bank. The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of July 1, 2007, the interest rate for Prime Rate borrowings was 8.75% and the effective rate for LIBOR Rate borrowings was 8.34%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.

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
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of July 1, 2007, the borrowing base calculation permitted total borrowings of $38.8 million. After deducting the outstanding principal balance of $15.2 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $21.6 million as of July 1, 2007. As of August 3, 2007, our loan balance was $9.2 million.
     Second Lien Financing. On March 30, 2006, we also entered into a $10.0 million subordinated Note Purchase Agreement (the “Second Lien Note”) with an affiliate of our majority stockholder. The Second Lien Note is collateralized by a second priority security interest in substantially all of the collateral under the US Bank credit agreement. The Second Lien Note is subordinated in right of payment to the obligations under the US Bank credit agreement and provides for a maturity date that is 45 days after the maturity date of the US Bank credit agreement. The Second Lien Note provides for an interest rate of 16.0%, payable quarterly in kind (or payable in cash with written approval from US Bank). We have the option to prepay the Second Lien Note with a prepayment penalty up to 3.0% of the then outstanding principal balance. If the Second Lien Note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method. Since interest is payable in kind, accrued interest is added to the principal balance each quarter which has resulted in an outstanding principal balance of $12.3 million as of July 1, 2007.
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
     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended July 2, 2006 and July 1, 2007 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	For the Quarter Ended:
	July 2,	July 1,
	2006	2007
	(Dollars in Millions)
Net income (loss)	$(1.3)	$0.3
Income tax expense	—	—
Interest expense	0.9	1.1
Depreciation and amortization	1.1	0.7

EBITDA per “traditional” definition	0.7	2.1
Restructuring costs (A)	0.5	0.2
Other charges (B)	0.9	0.2

EBITDA per credit agreement definition	$2.1	$2.5

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, and net gains from disposition of capital assets. For the second quarter of 2006, charges also include professional fees related to previously settled litigation.
Impact of Recently Issued Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 is an interpretation of Statement of Financial Accounting Standards No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable based solely on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.
     Upon adoption of FIN 48 on January 1, 2007, we had no unrecognized tax benefits and we are not aware of any issues that would cause a significant increase to the amount of unrecognized tax benefits within the next year. Our policy is to recognize any interest or penalties as a component of income tax expense. Our material taxing jurisdictions are comprised of the U.S. federal jurisdiction and the states of Texas, Arizona and Oregon. The tax years 2003 through 2006 remain open to examination by the U.S. federal jurisdiction, and tax years 2002 through 2006 remain open to examination for Texas, Arizona and Oregon.
     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. Statement No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This statement is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the provisions of Statement No. 157, the adoption is not expected to have a material impact on our 2008 consolidated financial statements.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of July 1, 2007, we had a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this credit agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on our future results of operations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 1, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
          As of July 1, 2007, we had outstanding bank debt of approximately $15.2 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $12.3 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance working capital requirements, capital expenditures, business acquisitions, or for other purposes. In connection with our bank debt, we have entered into a Fixed Charge Coverage Maintenance Agreement that would require us to borrow additional amounts from an affiliate of our majority stockholder if necessary to maintain compliance with the financial covenants in our credit agreement. We would be required to accept these loans which bear interest at an annual rate as high as 18.0%; even if we did not believe the funding was necessary to finance our business activities.
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
     Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $64.2 million in the second quarter of 2007 to a high of $130.4 million in the second quarter of 2004. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: (1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and (2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
          Our business is heavily dependent on the EMS industry, which is extremely competitive and includes hundreds of companies. The contract manufacturing services we provide are available from many independent sources, and we compete with numerous domestic and foreign EMS firms, including Benchmark Electronics, Inc.; Celestica Inc.; Flextronics International Ltd.; Jabil Circuit, Inc.; Labarge, Inc.; Plexus Corp.; Sanmina-SCI Corporation; SMTC Corporation; Solectron Corporation; Sypris Electronics, LLC; and others. Many of such competitors are more established in the industry and have greater financial, manufacturing, or marketing resources than we do. We may be operating at a cost disadvantage as compared to our competitors that have greater direct buying power from component suppliers, distributors, and raw material suppliers and have lower cost structures. In addition, many of our competitors have a broader geographic presence, including manufacturing facilities in Asia, Europe, and South America.
          We believe that the principal competitive factors in our targeted market are quality, reliability, the ability to meet delivery schedules, price, technological sophistication, and geographic location. We also face competition from our current and potential customers, who are continually evaluating the relative merits of internal manufacturing versus contract manufacturing for various products. As stated above, the price of our services is often one of many factors that may be considered by prospective customers in awarding new business. We believe existing and prospective customers are placing greater emphasis on contract manufacturers that can offer manufacturing services in low cost regions of the world, such as certain countries in Asia and eastern Europe. Accordingly, in situations where the price of our services is a primary driver in prospective customers’ decision to award new business, we currently believe we may have a competitive disadvantage in these circumstances.
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
          A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2006, Honeywell accounted for 16% of our net sales and a semiconductor capital equipment sector customer accounted for 11% of our net sales. For the first six months of 2007, Honeywell accounted for 23% of our net sales, a customer in our industrial sector accounted for 14% of our net sales, and a semiconductor capital equipment sector customer accounted for 12% of our net sales.
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
     Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to approximately 27,606,000 issued and outstanding shares as of July 1, 2007. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.
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
     Thayer-Blum Funding III, LLC owns approximately 90% of our common stock, and five of our ten directors are representatives of Thayer-Blum. In addition, during the first quarter of 2006, we borrowed $10.0 million from an affiliate of Thayer-Blum. The interests of Thayer-Blum may not always coincide with those of our other stockholders, particularly if Thayer-Blum decides to sell its controlling interest. In addition, Thayer-Blum will have sufficient voting power (without the approval of Suntron’s other stockholders) to elect the entire Board of Directors of Suntron and, in general, to determine the outcome of various matters submitted to stockholders for approval, including fundamental corporate transactions. Thayer-Blum could cause us to take actions that we would not consider absent Thayer-Blum’s influence, or could delay, deter, or prevent a change of control or other business combination that might otherwise be beneficial to our other stockholders.
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
Item 3. Defaults Upon Senior Securities
     Not Applicable.
Item 4. Submission Of Matters To A Vote Of Security Holders
     Not Applicable
Item 5. Other Information
     Not Applicable
Item 6. Exhibits
     The following exhibits are filed with this report:

Exhibit 10.20	Second Amendment to Lease Agreement between Orsett/I-17 and EFTC Operating Corp.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNTRON CORPORATION
(Registrant)

Date: August 15, 2007	/s/ Hargopal Singh
Hargopal Singh
Chief Executive Officer

Date: August 15, 2007	/s/ Thomas B. Sabol

Thomas B. Sabol
Chief Financial Officer

Date: August 15, 2007	/s/ James A. Doran

James A. Doran
Chief Accounting Officer