Form 10-Q
period 2007-09-30
SUNTRON CORP
filed 2007-11-14
CIK 1160513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2007, or

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
     Indicate by check mark if the Registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of October 31, 2007, there were outstanding 27,618,834 shares of the Registrant’s Common Stock, $0.01 par value.

SUNTRON CORPORATION
FORM 10-Q
INDEX

		Page
		Number(s)
PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements
	Condensed Consolidated Balance Sheets-December 31, 2006 and September 30, 2007	3
	Condensed Consolidated Statements of Operations- For the Quarters and the Nine Months Ended October 1, 2006 and September 30, 2007	4
	Condensed Consolidated Statements of Cash Flows- For the Nine Months Ended October 1, 2006 and September 30, 2007	5-6
	Notes to Condensed Consolidated Financial Statements	7-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Statement Regarding Forward-Looking Statements	13
	Overview	13-14
	Information About Our Business	15-16
	Critical Accounting Policies and Estimates	16-18
	Summary of Statement of Operations	18-19
	Results of Operations	19-22
	Liquidity and Capital Resources	22-27
	Impact of Recently Issued Accounting Standards	27-28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29-38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Submission of Matters to a Vote of Security Holders	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

SIGNATURES		40
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and September 30, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

	2006	2007
ASSETS
Current Assets:
Cash and equivalents	$46	$47
Trade receivables, net of allowance for doubtful accounts of $1,647 and $819, respectively	40,756	34,514
Inventories	56,038	37,222
Prepaid expenses and other	1,186	1,100

Total Current Assets	98,026	72,883

Property and equipment, net	5,184	4,236
Goodwill	10,918	10,702
Other assets	2,785	2,674

Total Assets	$116,913	$90,495

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,285	$19,327
Outstanding checks in excess of cash balances	804	876
Borrowings under revolving credit agreement	19,759	6,354
Accrued compensation and benefits	4,721	5,295
Payable to affiliates	432	205
Other accrued liabilities	4,252	1,960

Total Current Liabilities	60,253	34,017

Long-term subordinated debt payable to affiliate	11,353	12,852
Other long-term liabilities	1,755	1,370

Total Liabilities	73,361	48,239

Commitments (Note 4)

Stockholders’ Equity:
Preferred stock, $.01 par value. Authorized 10,000 shares, none issued	—	—
Common stock, $.01 par value. Authorized 50,000 shares; issued and outstanding 27,577 shares and 27,619 shares, respectively	276	276
Additional paid-in capital	381,329	381,862
Accumulated deficit	(338,053)	(339,882)

Total Stockholders’ Equity	43,552	42,256

Total Liabilities and Stockholders’ Equity	$116,913	$90,495

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For The Quarters and the Nine Months Ended October 1, 2006 and September 30, 2007
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1,	September 30,	October 1,	September 30,
	2006	2007	2006	2007
Net Sales	$70,604	$52,549	$251,500	$181,877
Cost of Goods Sold	66,577	48,537	233,253	168,466

Gross profit	4,027	4,012	18,247	13,411

Operating Expenses:
Selling, general and administrative expenses	6,363	3,605	18,612	12,399
Severance, retention and lease exit costs	123	9	467	123
Related party management and consulting fees	188	188	563	563

Total operating expenses	6,674	3,802	19,642	13,085

Operating income (loss)	(2,647)	210	(1,395)	326
Other Income (Expense):
Interest expense	(1,075)	(859)	(4,838)	(2,977)
Gain on sale of business unit	—	—	—	448
Gain (loss) on sale of assets	(6)	(6)	40	89
Interest and other, net	25	230	37	285

Total other income (expense)	(1,056)	(635)	(4,761)	(2,155)

Net loss	$(3,703)	$(425)	$(6,156)	$(1,829)

Loss Per Share (Basic and Diluted)	$(0.13)	$(0.02)	$(0.22)	$(0.07)

Weighed Average Shares Outstanding-Basic and Diluted	27,551	27,608	27,511	27,595

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Nine Months Ended October 1, 2006 and September 30, 2007
(In Thousands)
(Unaudited)

	2006	2007
Cash Flows from Operating Activities:
Net loss	$(6,156)	$(1,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,755	2,113
Amortization of debt issuance costs	1,939	240
Gain on sale of business unit	—	(448)
Gain on sale of assets	(40)	(89)
Stock-based compensation expense	677	533
Interest on subordinated debt to affiliate	858	1,499
Changes in operating assets and liabilities, net of effects of sale of business unit:
Decrease (increase) in:
Trade receivables, net	2,672	4,261
Inventories	1,184	16,699
Prepaid expenses and other	193	12
Increase (decrease) in:
Accounts payable	(8,248)	(9,691)
Accrued compensation and benefits	1,297	617
Other accrued liabilities	(2,590)	(1,804)

Net cash provided by (used in) operating activities	(4,459)	12,113

Cash Flows from Investing Activities:
Proceeds from sale of business unit	—	4,427
Proceeds from sale of property, plant and equipment	18,215	96
Professional fees associated with sale of property	(105)	—
Payments for property, plant and equipment	(1,831)	(1,742)

Net cash provided by investing activities	16,279	2,781

Cash Flows from Financing Activities:
Proceeds from borrowings under debt agreements	288,727	180,941
Principal payments under debt agreements	(302,037)	(195,799)
Payments for debt issuance costs	(996)	(107)
Increase in outstanding checks in excess of cash balances	2,471	72
Proceeds from exercise of stock options	1	—

Net cash used in financing activities	(11,834)	(14,893)

Net increase (decrease) in cash and equivalents	(14)	1
Cash and Equivalents:
Beginning of period	59	46

End of period	$45	$47

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
For The Nine Months Ended October 1, 2006 and September 30, 2007
(In Thousands)
(Unaudited)

	2006	2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,932	$1,284

Cash paid for income taxes	$—	$—

Supplemental Schedule of Non-cash Investing and Financing Activities:
Deposit retained by purchaser of real estate to secure obligations related to partial leaseback of building	$1,500	$—

The Accompanying Notes Are an Integral Part of These Condensed Consolidated Financial Statements.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Suntron’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.
2. Earnings (Loss) Per Share
     Basic earnings (loss) per share excludes dilution for potential common shares and is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted loss per share are the same for all periods presented as all potential common shares were anti-dilutive. For the quarter and the nine-month period ended October 1, 2006, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,592 shares. For the quarter and the nine-month period ended September 30, 2007, common stock options that were excluded from the calculation of diluted loss per share amounted to an aggregate of 2,181 shares.
3. Inventories
     Inventories at December 31, 2006 and September 30, 2007 are summarized as follows:

	2006	2007
Purchased parts and completed sub-assemblies	$40,182	$25,288
Work-in-process	11,699	7,736
Finished goods	4,157	4,198

Total	$56,038	$37,222

For the quarters ended October 1, 2006 and September 30, 2007, the Company recognized write-downs of excess and obsolete inventories resulting in charges to cost of goods sold of $657 and $241, respectively. For the nine months ended October 1, 2006 and September 30, 2007, the Company recognized write-downs of excess and obsolete inventories of $2,513 and $2,435, respectively.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
4. Debt Financing
     On March 30, 2006, the Company entered into a three-year senior credit agreement with US Bank National Association (“US Bank”). The US Bank credit agreement provides for a $50,000 commitment under a revolving credit facility that matures in March 2009. The Company has the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, the Company can elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50%, or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on the Company’s adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of September 30, 2007, the interest rate for Prime Rate borrowings was 8.25% and the effective rate for LIBOR Rate borrowings was 8.51%. In addition, the Company is obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement.
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
     Similar to the Company’s previous credit agreement, the US Bank credit agreement includes a lockbox arrangement that requires the Company to direct its customers to remit payments to restricted bank accounts, whereby all available funds are used to pay down the outstanding principal balance under the credit agreement. Accordingly, the entire outstanding principal balance under the credit agreement is classified as a current liability in the accompanying condensed consolidated balance sheets.
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, the Company’s borrowing availability generally decreases as net receivables and inventories decline. As of September 30, 2007, the borrowing base calculation permitted total borrowings of $28,559, and the Company was in compliance with all of the covenants under the US Bank credit agreement. After deducting the outstanding principal balance of $6,354 and outstanding letters of credit of $2,000, the Company had borrowing availability of $20,205 as of September 30, 2007.
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
     In connection with the US Bank credit agreement, an affiliate of the Company’s majority stockholder also agreed to enter into an FCC maintenance agreement that requires the affiliate to make up to $5,000 of additional subordinated loans to the Company if the FCC is below a prescribed level. Loans pursuant to the FCC maintenance agreement would have similar terms as the Second Lien Note; however, the interest rate on such additional loans can not exceed 18.0%. Through September 30, 2007, additional loans have not been required to achieve compliance with the FCC covenant and management does not expect that additional loans will be required through 2007.
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
5. Restructuring Activities
     The Company periodically takes actions to reduce costs and increase capacity utilization through the closure of facilities and reductions in workforce. The results of operations related to these activities for the quarters and the nine months ended October 1, 2006 and September 30, 2007, are summarized as follows:

	Quarter Ended		Nine Months Ended
	October	September	October	September
	1, 2006	30, 2007	1, 2006	30, 2007
Amounts related to manufacturing activities and included in cost of goods sold:
Severance and retention costs	$617	$37	$880	$140
Lease exit costs	(4)	—	42	1,029
Moving and relocation costs	393	4	405	106

Total included in cost of goods sold	1,006	41	1,327	1,275

Amounts unrelated to manufacturing activities and excluded from cost of goods sold:
Severance and retention costs	78	2	214	77
Lease exit costs	10	—	204	7
Moving, relocation and other costs	35	7	49	39

Total severance, retention and lease exit costs	123	9	467	123

Total Restructuring Expense	$1,129	$50	$1,794	$1,398

     Presented below is a description of the principal activities that resulted in the charges shown in the table above:

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
     In the first nine months of 2006, the Company incurred lease exit charges of $246, primarily due to revised assumptions about subleasing activities for the former Phoenix, Arizona headquarters location.
     In June 2006, the Company announced plans to consolidate its Northeast contract manufacturing business unit (“NEO”), located in Lawrence, Massachusetts to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with this consolidation, the Company incurred restructuring related charges of $454 and $672 for the quarter and the nine months ended October 1, 2006, respectively.
     In September 2006, the Company announced plans to consolidate its Midwest contract manufacturing business unit (“MWO”), located in Olathe, Kansas to other Suntron facilities in order to eliminate fixed and variable costs associated with excess capacity. In connection with the initial phase of the consolidation, the Company recorded severance and retention costs of $497 in the third quarter of 2006.
     For the quarter and the nine months ended October 1, 2006, the Company incurred severance and retention costs of $695 and $1,094, respectively. These severance costs primarily relate to the NEO and MWO consolidations and other reductions in the Company’s manufacturing workforce.
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
     For the quarter and the nine months ended September 30, 2007, the Company incurred severance and retention costs of $39 and $217, respectively. These costs primarily related to the reductions in the manufacturing workforce.

SUNTRON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
Summary of Restructuring Liabilities. Presented below is a summary of changes in liabilities for lease exit costs and severance and retention obligations for the nine months ended September 30, 2007:

	Accrued	Accrued
	Lease Exit	Severance &
	Costs	Retention
Balance, December 31, 2006	$469	$116
Accrued expense for restructuring activities	1,020	217
Cash receipts under subleases	10	—
Cash payments	(1,574)	(242)
Accretion of interest	15	—
Reclassification of non-level rent liability	60	—

Balance, September 30, 2007	$—	$91

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
8. Subsequent Event
     On October 3, 2007, the Company’s current 90% stockholder, Thayer-Blum Funding III, L.L.C. (“Thayer-Blum”), announced that it intends to take the Company private, subject to completion of financing. Thayer-Blum has formed a new subsidiary to merge with and into Suntron to increase its ownership to 100%. Suntron will be the surviving entity of the merger and its shares will no longer be publicly traded upon the effective date of the merger, which is expected to occur in December 2007.
As set forth in Schedule 13E-3 filed by Thayer-Blum with the U.S. Securities and Exchange Commission, the terms of the proposed transaction provide that each share of Suntron common stock held by the public stockholders will automatically be converted into the right to receive a cash payment of $1.15 per share, without interest. Instructions for surrendering stock certificates will be set forth in a Notice of Merger and Appraisal Rights and Letter of Transmittal, which will be mailed to stockholders of record within 10 calendar days following the date the merger becomes effective.

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
     Overview
          We incurred a net loss of $0.4 million for the third quarter of 2007 on net sales of $52.5 million. This compares to a net loss of $3.7 million for the third quarter of 2006 on net sales of $70.6 million. Despite the $18.1 million reduction in net sales for the third quarter of 2007, our net loss decreased by $3.3 million primarily as a result of the completion of our rightsizing activities in the first quarter of 2007 that reduced our fixed cost structure along with improved operating efficiencies. Our net loss for the third quarter of 2007 includes restructuring costs of $0.1 million compared to $1.1 million for the third quarter of 2006.
          Two key restructuring actions took place in the third and fourth quarters of 2006, when we completed the closures of manufacturing business units in Lawrence, Massachusetts and Olathe, Kansas. In addition, during February 2007 we sold our business unit in Garner, Iowa which resulted in net proceeds of $4.4 million and a gain on sale of $0.4 million. In March 2007, we amended our lease in Lawrence, Massachusetts whereby future rental payments of approximately $2.1 million were eliminated in exchange for a cash payment of approximately $1.1 million. By the second quarter of 2007, the combination of these actions had resulted in a significant reduction in our fixed costs and improved plant capacity utilization at most of our facilities. For the third quarter of 2007, the cumulative impact of these rightsizing actions laid the foundation for a $2.9 million improvement in operating income, despite a significant decline in net sales as compared to the third quarter of 2006.

          Through the third quarter of 2007, we maintained our focus on working capital management, which helped drive $12.1 million of operating cash flow that was generated during the first nine months of 2007. In addition to improved working capital management, lower working capital requirements associated with the reduced level of sales and an improvement in profitability contributed to a $13.4 million reduction in borrowings for the first nine months of 2007. At the end of the third quarter of 2007, borrowings under our revolving credit agreement amounted to $6.4 million and unused borrowing availability was $20.2 million. As we continue to execute our 2007 business plan, our focus is on reducing operating inefficiencies and increasing revenue in each of our target markets by growing with current and new customers.
          On October 3, 2007, our current 90% stockholder, Thayer-Blum Funding III, L.L.C. (“Thayer-Blum”), announced that it intends to take us private, subject to completion of financing. Thayer-Blum has formed a new subsidiary to merge with and into us to increase its ownership to 100%. If this merger is consummated, we will be the surviving entity of the merger and our shares will no longer be publicly traded upon the effective date of the merger, which is expected to occur in December 2007.
          Following is an overview of the information included under each section of Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Caption	Overview
Information About Our Business	Under this section we provide information to help understand our industry conditions and information unique to our business and customer relationships.

Critical Accounting Policies and Estimates	This section provides details about some of the critical estimates and accounting policies that must be applied in the preparation of our financial statements. It is important to understand the nature of key uncertainties and estimates that may not be apparent solely from reading our financial statements and the related footnotes.

Overview of Statement of Operations	This section includes a description of the types of transactions that are included in each significant category included in our statement of operations.

Results of Operations	This section includes a discussion and analysis of our operating results for the third quarter of 2006 compared to the third quarter of 2007. This section also contains a similar discussion and analysis of our operating results for the first nine months of 2006 compared to the first nine months of 2007.

Liquidity and Capital Resources	There are several sub-captions under this section, including a discussion of our cash flows for the first nine months of 2007 and other liquidity measures that we consider important to our business. Under the sub-caption for “Contractual Obligations”, we discuss on- and off-balance-sheet obligations and the expected impact on our liquidity. Under the sub-caption for “Capital Resources”, we have included a discussion of our debt agreements, including details about interest rates charged, calculation of the borrowing base and unused availability, compliance with the financial covenant in our debt agreement, and the impact of recent actions to sell assets and enter into new debt agreements.

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
     The EMS industry is extremely dynamic and our customers make frequent changes to their orders. The magnitude and frequency of these changes make it difficult to predict revenues beyond the next quarter, and even relatively short-term forecasts may prove inaccurate depending on changes in economic, political, and military factors, as well as unexpected customer requests to delay or accelerate shipments near the end of our fiscal quarters. These changes in customer orders also cause substantial difficulties in managing inventories, which often leads to excess inventories and the need to recognize losses on inventories. However, from time to time, we may also have difficulties obtaining certain electronic components that are in short supply. In addition, our inventories consist of over 70,000 different parts and many of these parts have limited alternative uses or markets beyond the products that we manufacture for our customers. When we liquidate excess materials through an inventory broker or auction, we often realize less than the original cost of the materials, and in some cases we determine that there is no market for the excess materials.
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
     Selling, general, and administrative expenses primarily include the salaries for executive, finance, accounting, and human resources personnel; salaries and commissions paid to our internal sales force and external sales representatives and marketing costs; insurance expense; depreciation expense related to assets not used in manufacturing activities; bad debt charges and recoveries; professional fees for auditing and legal assistance; costs associated with our status as a publicly held company, and general corporate expenses.

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
Results of Operations
     Our results of operations are affected by several factors, primarily the level and timing of customer orders (especially orders from our major customers). The level and timing of orders placed by a customer vary due to the customer’s attempts to balance its inventory, changes in the customer’s manufacturing strategy, and variations in demand for its products due to, among other things, product life cycles, competitive conditions, and general economic conditions. In the past, changes in orders from customers have had a significant effect on our results of operations. The following table sets forth certain operating data as a percentage of net sales for the quarters and the nine months ended October 1, 2006 and September 30, 2007:

	Quarter Ended		Nine Months Ended
	October	September	October	September
	1, 2006	30, 2007	1, 2006	30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	94.3%	92.4%	92.7%	92.6%

Gross profit	5.7%	7.6%	7.3%	7.4%
Operating expenses:
Selling, general, and administrative expenses	9.0%	6.9%	7.4%	6.8%
Severance, retention, and lease exit costs	0.2%	—	0.2%	—
Related party management and consulting fees	0.2%	0.3%	0.2%	0.4%

Operating income (loss)	(3.7)%	0.4%	(0.5)%	0.2%

     Comparison of Quarters Ended October 1, 2006 and September 30, 2007
     Net Sales. Net sales decreased $18.1 million, or 25.6%, from $70.6 million for the third quarter of 2006 to $52.5 million for the third quarter of 2007. The decrease in net sales for the third quarter of 2007 was primarily attributable to decreases of $13.1 million in net sales to customers in the industrial sector, $2.6 million in our net sales to customers in the semiconductor capital equipment sector, and $2.2 million in net sales to customers in the networking and telecommunication sector.
     Net sales for the third quarter of 2006 and 2007 include approximately $1.4 million and $0.9 million, respectively, of excess inventories that were sold back to customers pursuant to provisions of our customer agreements.
     For the third quarter of 2006, Honeywell accounted for 19% of our net sales, and one customer in our semiconductor capital equipment sector accounted for 11% of our net sales. For the third quarter of 2007, Honeywell accounted for 28% of our net sales, a customer in our semiconductor capital equipment sector accounted for 14% of our net sales, and a customer in our industrial sector accounted for 11% of our net sales. No other customer accounted for more than 10% of our net sales for the third quarter of 2006 and 2007.
     Gross Profit. Our gross profit was unchanged in the third quarter of 2006 and 2007 at $4.0 million. However, gross profit as a percentage of net sales increased from 5.7% of net sales in the third quarter of 2006 to 7.6% of net sales in the third quarter of 2007. The improvement in gross profit as a percentage of net sales was attributable primarily to the enhanced capacity utilization that resulted from completion of our rightsizing actions taken over the past eighteen months.
     Inventory write-downs decreased $0.5 million from $0.7 million, or 0.9% of net sales, in the third quarter of 2006 to $0.2 million, or 0.5% of net sales, in the third quarter of 2007. In both 2006 and 2007, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) decreased $2.8 million from $6.4 million in the third quarter of 2006 to $3.6 million in the third quarter of 2007. Similarly, SG&A as a percentage of net sales decreased from 9.0% in the third quarter of 2006 to 6.9% in the third quarter of 2007. The decrease in SG&A was primarily related to a reduction in professional fees related to previously settled litigation, and a reduction in compensation and benefits due to fewer employees and lower bonuses and sales commissions in the third quarter of 2007.
     Interest Expense. Interest expense decreased $0.2 million, from $1.1 million in the third quarter of 2006 to $0.9 million in the third quarter of 2007, primarily due to a decrease in our weighted average borrowings which decreased from $33.5 million for the third quarter of 2006 to $23.0 million for the third quarter of 2007. Our weighted average interest rate increased from 11.6% in the third quarter of 2006 to 13.7% in the third quarter of 2007, primarily due to a reduction in revolver borrowings resulting in a higher proportion of total borrowings outstanding under our $10.0 million subordinated loan from an affiliate that bears interest at an effective rate of 16.9%.
     Comparison of the Nine months Ended October 1, 2006 and September 30, 2007
     Net Sales. Net sales decreased $69.6 million, or 27.7%, from $251.5 million for the first nine months of 2006 to $181.9 million for the first nine months of 2007. The decrease in net sales for the first nine months of 2007 was primarily attributable to decreases of $34.7 million in our net sales to customers in the semiconductor capital equipment sector, $32.6 million in net sales to customers in the industrial sector, and $8.0 million in net sales to customers in the networking and telecommunication sector. The decrease in net sales was partially offset by increases of $5.2 million in net sales to customers in the aerospace and defense sector and $0.5 million in net sales to customers in the medical sector.
     Net sales for the first nine months of 2006 and 2007 include approximately $4.0 million and $6.0 million, respectively, of excess inventories that were sold to customers pursuant to provisions of our customer agreements.
     For the first nine months of 2006, Honeywell accounted for 16% of our net sales, an industrial sector customer accounted for 12% of our net sales, and a semiconductor capital equipment sector customer accounted for 12% of our net sales. For the first nine months of 2007, Honeywell accounted for 24% of our net sales, an industrial sector customer accounted for 13% of our net sales, and a semiconductor capital equipment sector customer accounted for 13% of our net sales. No other customer accounted for more than 10% of our revenue for the first nine months of 2006 or 2007.
     Gross Profit. Our gross profit decreased $4.8 million from $18.2 million in the first nine months of 2006 to $13.4 million in the first nine months of 2007. However, gross profit as a percentage of net sales increased slightly from 7.3% in the first nine months of 2006 to 7.4% in the first nine months of 2007. The decrease in gross profit in the first nine months of 2007 is primarily attributable to the reduction in net sales, partially offset by the realization of the benefits from restructuring and cost-cutting actions initiated in 2006 and completed in the first quarter of 2007.
     For the first nine months of 2007, we incurred restructuring costs of $1.3 million, primarily related to the lease amendment for our Lawrence, Massachusetts facility, whereby we reduced our square footage and our future rental obligation by 77% in exchange for a cash payment of $1.1 million. For the first nine months of 2006, restructuring costs related to manufacturing activities also totaled $1.3 million, primarily due to severance and retention costs related to the consolidation of our Northeast and Midwest manufacturing business units and other reductions in the manufacturing workforce.
     Through the first nine months of 2007 a significant amount of equipment became fully depreciated, although many of these assets continue to be in service. Accordingly, depreciation and amortization expense for the first nine months of 2007 declined by approximately $1.5 million compared to the first nine months of 2006.
     Inventory write-downs decreased $0.1 million from $2.5 million, or 1.0% of net sales, in the first nine months of 2006 to $2.4 million, or 1.3% of net sales, in the first nine months of 2007. In both 2006 and 2007, write-downs of excess inventories are related to a variety of customers for which we do not expect to realize the carrying value through production or other means of liquidation.
     Selling, General, and Administrative Expenses. Selling, general, and administrative expenses (“SG&A”) decreased $6.2 million, or 33.4%, from $18.6 million in the first nine months of 2006 to $12.4 million in the first nine months of 2007. SG&A as a percentage of net sales decreased from 7.4% in the first nine months of 2006 to 6.8% in the first nine months of

2007. The decrease in SG&A was primarily attributable to a reduction in professional fees of $3.2 million, due to previously settled litigation. The decrease in SG&A was also attributable to a decrease of $2.1 million in salaries and benefits due to a reduction in the size of our workforce and lower sales commissions and bonus expense.
     Interest Expense. Interest expense decreased $1.8 million, from $4.8 million in the first nine months of 2006 to $3.0 million in the first nine months of 2007, primarily due to a charge of approximately $1.4 million to eliminate the unamortized debt issuance costs associated with the early termination of our previous credit agreement in March 2006. The decrease in interest expense was also attributable to a decrease in our weighted average borrowings which decreased from $36.7 million for the first nine months of 2006 to $29.3 million for the first nine months of 2007.
     Our weighted average interest rate increased from 10.5% in the first nine months of 2006 to 12.3% in the first nine months of 2007, primarily due to a reduction in revolver borrowings that resulted in a higher proportion of total borrowings outstanding under our $10.0 million subordinated loan from an affiliate that bears interest at an effective rate of 16.9%.
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
Liquidity and Capital Resources
     Cash Flows from Operating Activities. Net cash provided by operating activities for the first nine months of 2007 was $12.1 million, compared with net cash used in operating activities of $4.5 million for the first nine months of 2006. The difference between our net loss of $1.8 million for the first nine months of 2007 and $12.1 million of net cash provided by operating activities was primarily attributable to $2.1 million of depreciation and amortization, interest on subordinated debt of $1.5 million, a decrease in inventories of $16.7 million, and a decrease in accounts receivable of $4.3 million, partially offset by a decrease in accounts payable of $9.7 million and a decrease of $1.2 million in other accrued liabilities. For the first nine months of 2006, the difference between our net loss of $6.2 million and $4.5 million of net cash used in operating activities was primarily attributable to $3.8 million of depreciation and amortization, $1.9 million of amortization of debt issuance costs, a decrease in trade receivables of $2.7 million, and a decrease in inventories of $1.2 million, partially offset by a decrease in accounts payable of $8.2 million.
     Days sales outstanding (based on annualized net sales for the quarter and net trade receivables outstanding at the end of the quarter) decreased to 60 days for the third quarter of 2007, compared to 63 days for the third quarter of 2006.
     Inventories decreased 33.6% to $37.2 million at September 30, 2007, compared to $56.0 million at December 31, 2006. For the third quarter of 2007, inventory turns (annualized cost of goods sold excluding restructuring charges, divided by quarter-end inventories) amounted to 5.2 times per year compared to 4.3 times per year for the comparable period in 2006. The improvement in inventory turns for the third quarter of 2007 was primarily attributable to our improved working capital management results.

     Cash Flows from Investing Activities. Net cash provided by investing activities for the first nine months of 2007 was $2.8 million compared with net cash provided by investing activities of $16.3 million in the first nine months of 2006. Investing cash flows for the first nine months of 2007 included $4.4 million of net proceeds received from the sale of our business unit located in Garner, Iowa. Our cash inflows for investing activities were partially offset by capital expenditures of $1.7 million, primarily for manufacturing equipment, leasehold improvements and computer hardware.
     As discussed under Capital Resources below, investing cash flows for the first nine months of 2006 included $18.1 million of net proceeds received from the sale of our building and land in Sugar Land, Texas. Our cash inflows for investing activities in the first nine months of 2006 were partially offset by payments of $1.8 million, primarily for manufacturing equipment and leasehold improvements.
     Cash Flows from Financing Activities. Net cash used in financing activities for the first nine months of 2007 was $14.9 million, compared with net cash used in financing activities of $11.8 million for the first nine months of 2006. Financing cash flows for the first nine months of 2007 reflect the net repayment of debt of $14.9 million, resulting in an outstanding balance under our revolving credit facility of $6.4 million as of September 30, 2007.
     Financing cash flows for the first nine months of 2006 reflect the net repayment of debt of $13.3 million and the payment of $1.0 million of debt issuance costs, which were partially offset by an increase in outstanding checks in excess of cash balances of $2.5 million.
     Contractual Obligations. The following table summarizes our contractual obligations as of September 30, 2007:

	Debt	Operating	Purchase
	Agreements(1)	Leases	Obligations (2)	Other (3)	Total
	(Dollars in Table are in Millions)
Year ending September 30:
2008	$8.4	$4.2	$25.7	$0.4	$38.7
2009	12.9	3.8	—	—	16.7
2010	—	2.6	—	—	2.6
2011	—	2.3	—	—	2.3
2012	—	2.2	—	—	2.2
After 2012	—	0.8	—	—	0.8

	$21.3	$15.9	$25.7	$0.4	$63.3

(1)	Includes outstanding letters of credit of $2.0 million and outstanding borrowings under our US Bank revolving credit agreement of $6.4 million. The US Bank senior credit agreement expires in March 2009 but all borrowings are classified as current liabilities due to the lenders’ requirement for a “lockbox” arrangement. Also includes $12.9 million of principal plus accrued interest that is “payable-in-kind” under a subordinated loan from an affiliate of our majority stockholder that is due in May 2009.

(2)	Consists of obligations under outstanding purchase orders. Approximately 84% of the deliveries under outstanding purchase orders are expected to be received in the fourth quarter of 2007. We often have the ability to cancel these obligations if we provide sufficient notice to our suppliers.

(3)	Consists of $0.4 million payable under agreements for the acquisition of manufacturing equipment and software licenses.

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
     On October 3, 2007, our current 90% stockholder, Thayer-Blum Funding III, L.L.C. (“Thayer-Blum”), announced that it intends to take us private, subject to completion of financing. Thayer-Blum has formed a new subsidiary to merge with and into us to increase its ownership to 100%. If this merger is consummated, we will be the surviving entity of the merger and our shares will no longer be publicly traded upon the effective date of the merger, which is expected to occur in December 2007. If Thayer-Blum fails to consummate the merger, in order to become fully compliant with the requirements of Section 404, we estimate that we will need to incur between $2.0 million and $3.0 million for professional and other fees in 2008 compared to a nominal amount of such costs that were incurred over the past three years.
     Capital Resources. Our working capital at September 30, 2007 totaled $38.9 million compared to $37.8 at December 31, 2006. As discussed in detail below, since the first quarter of 2006, we completed several major transactions to reduce our indebtedness, improve borrowing availability, reduce fixed overhead costs and improve plant capacity utilization.
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
     Concurrent with the building sale, we leased back approximately 50% of the building for a period of seven years. The annual rental payments under this lease are approximately $1.5 million. The gain on the sale of $1.0 million was deferred and is being accounted for as a reduction of rent expense over the seven-year term of the lease agreement. A cash deposit of $1.5 million was withheld from the building sale proceeds to secure our obligations under the lease. The lease also required the issuance of letters of credit for $1.5 million and $0.5 million. The $1.5 million cash deposit is required to be refunded and the letters of credit are required to be canceled upon expiration of the primary lease term. However, if we achieve any one of three quarterly financial tests beginning in the second quarter of 2007, the cash deposit is refundable at the rate of $0.2 million each quarter that one of the tests is achieved until the cash deposit (plus interest) is fully refunded. At such time that the cash deposit is fully refunded, the $1.5 million letter of credit shall be reduced by $0.2 million for each succeeding quarter that one of the financial tests is achieved. The financial test was not achieved for the second and third quarters of 2007.
     Revolving Credit Agreement. At December 31, 2005, we had a $75.0 million revolving credit facility that was scheduled to expire in July 2008. On March 30, 2006, we entered into a three-year senior credit agreement with US Bank. The US Bank credit agreement provides for a $50.0 million commitment under a revolving credit facility that matures in March 2009. We have the option to terminate the credit agreement before the maturity date with a prepayment penalty of 1.0% of the commitment amount if the prepayment occurs before November 30, 2008. Under the terms of the US Bank credit agreement, we can initially elect to incur interest at a rate equal to either (a) the Prime Rate plus 0.50% or (b) the LIBOR Rate plus 3.00%. These rates can be reduced in the future by up to 0.50% for Prime Rate borrowings and 0.75% for LIBOR Rate borrowings depending on our adjusted fixed charge coverage (“FCC”) ratio, as defined in the credit agreement. As of September 30, 2007, the interest rate for Prime Rate borrowings was 8.25% and the effective rate for LIBOR Rate borrowings was 8.51%. In addition, we are obligated to pay a commitment fee of 0.25% per annum for the unused portion of the credit agreement. Due to the early termination of the previous credit agreement, we recognized a charge to interest expense of approximately $1.4 million to write-off the remaining unamortized debt issuance costs in the first quarter of 2006.
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
     Total borrowings under the US Bank credit agreement are subject to limitation based on a percentage of eligible accounts receivable and inventories. Accordingly, our borrowing availability generally decreases as our net receivables and inventories decline. As of September 30, 2007, the borrowing base calculation permitted total borrowings of $28.6 million. After deducting the outstanding principal balance of $6.4 million and outstanding letters of credit of $2.0 million, we had borrowing availability of $20.2 million as of September 30, 2007.
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

If the Second Lien Note is paid on the maturity date, a fee equal to 2.0% of the then outstanding principal balance is due. Accordingly, we are recording interest expense related to this 2.0% fee using the effective interest method. Since interest is payable in kind, accrued interest is added to the principal balance each quarter which has resulted in an outstanding principal balance of $12.9 million as of September 30, 2007.
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
     EBITDA Financial Covenant. The primary measure of our operating performance is net income (loss). However, our lenders and many investment analysts believe that other measures of operating performance are relevant. One of these alternative measures is Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). Management emphasizes that EBITDA is a non-GAAP measurement that excludes many significant items that are also important to understanding and assessing Suntron’s financial performance. Additionally, in evaluating alternative measures of operating performance, it is important to understand that there are no standards for these calculations. Accordingly, the lack of standards can result in subjective determinations by management about which items may be excluded from the calculations, as well as the potential for inconsistencies between different companies that have similarly titled alternative measures. In order to illustrate our EBITDA calculations, we have provided the details below of the calculations for the quarters ended October 1, 2006 and September 30, 2007 using a “traditional” definition, as well as the calculation pursuant to the definition in our revolving credit agreement. For calculations related to compliance with financial covenants, our lenders have agreed to modify the traditional definition of EBITDA to exclude certain operating charges that may be considered unlikely to recur in the future or that may be excluded due to a variety of other reasons. As shown below, the measure of EBITDA under a “traditional” definition differs materially from the calculation of EBITDA for purposes of determining compliance with our financial covenants:

	For the Quarter Ended:
	October 1,	September 30,
	2006	2007
	(Dollars in Millions)
Net loss	$(3.7)	$(0.4)
Income tax expense	—	—
Interest expense	1.1	0.8
Depreciation and amortization	1.0	0.7

EBITDA per “traditional” definition	(1.6)	1.1
Restructuring costs (A)	1.1	0.1
Other charges (B)	1.6	0.2

EBITDA per credit agreement definition	$1.1	$1.4

(A)	Restructuring costs include lease exit costs, and severance, retention, and moving costs related to facility closures and other reductions in workforce.

(B)	Includes stock-based compensation expense, and net gains from disposition of capital assets. For the third quarter of 2006, charges also include professional fees related to previously settled litigation.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     As of September 30, 2007, we had a revolving line of credit that provides for total borrowings of up to $50.0 million. The interest rate under this credit agreement is based on the prime rate and LIBOR rates, plus applicable margins. Therefore, as interest rates fluctuate, we may experience changes in interest expense that will impact financial results. We have not entered into any interest rate swap agreements, or similar instruments, to protect against the risk of interest rate fluctuations. Assuming outstanding borrowings of $50.0 million, if interest rates were to increase or decrease by one percentage point, the result would be an increase or decrease in annual interest expense of $0.5 million. Accordingly, significant increases in interest rates could have a material adverse effect on our future results of operations.
Item 4. Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our major stockholder controls us and our stock price could be influenced by actions taken by this stockholder. Additionally, this stockholder has announced its intention to effect a “short form” merger without the approval of our other stockholders.
     SUNN Acquisition Corporation owns 90.1% of our common stock, and six of our ten directors are representatives of SUNN Acquisition. The interests of our major stockholder may not always coincide with those of our other stockholders, particularly if our major stockholder decides to sell its controlling interest or to effect a “short form” merger.
     On October 3, 2007, SUNN Acquisition announced its intention to effect a “short form” merger under the Delaware General Corporation Law (“DGCL”) and merge with and into Suntron without the approval of the other Suntron stockholders. Consummation of the merger is subject to financing. If the merger is consummated, our stockholders (other than SUNN Acquisition) would receive $1.15 per share in cash, our shares will no longer be publicly traded and SUNN Acquisition will own 100% of our shares. These stockholders have the right under the DGCL to assert appraisal/dissenters’ rights to receive cash in the amount of the fair market value of their shares as determined by a Delaware court in lieu of the $1.15 per share that they may otherwise receive
We experience significant volatility in our net sales, which leads to significant operating inefficiencies and the potential for significant charges.
     Over the past five fiscal years, our quarterly net sales have fluctuated from a low of $52.5 million in the third quarter of 2007 to a high of $130.4 million in the second quarter of 2004. During periods of rapidly declining net sales, we generally take actions to eliminate variable and fixed costs, which often results in significant restructuring charges. When our net sales decline significantly, it is difficult to operate our plants profitably because it is not possible to eliminate most of our fixed costs. If we believe that the decline in sales is unlikely to be followed by a rapid recovery, we may determine that there are significant benefits to reducing our cost structure by closing plants and transferring existing business to other plants that are also operating below optimal capacity levels. However, there can be no assurance that customers impacted by a restructuring will agree to transition their business to another Suntron location. In order to realize the long-term benefits of these actions, we usually incur substantial charges for impairment of assets, lease exit costs, and the payment of severance and retention benefits to affected employees. In addition to the up-front costs associated with these actions, the transition of inventory and manufacturing services to a different facility can result in: (1) quality and delivery issues that may have an adverse impact in retaining customers that are affected by the plant closure and (2) ramp-up costs and manufacturing inefficiencies that could impact our gross profit levels. Our results of operations could also be materially and adversely affected by our inability to timely sell or sublet closed facilities on expected terms, or otherwise achieve the expected benefits of our restructuring activities.
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
          A small number of customers are responsible for a significant portion of our net sales. For the year ended December 31, 2006, Honeywell accounted for 16% of our net sales and a semiconductor capital equipment sector customer accounted for 11% of our net sales. For the first nine months of 2007, Honeywell accounted for 24% of our net sales, a customer in our industrial sector accounted for 13% of our net sales, and a semiconductor capital equipment sector customer accounted for 13% of our net sales.
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
          As of September 30, 2007, we had outstanding bank debt of approximately $6.4 million, outstanding letters of credit of $2.0 million, and subordinated debt payable to an affiliate of our majority stockholder of $12.9 million. In addition, subject to the restrictions under our debt agreements, we may incur significant additional indebtedness from time to time to finance working capital requirements, capital expenditures, business acquisitions, or for other purposes. In connection with our bank debt, we have entered into a Fixed Charge Coverage Maintenance Agreement that would require us to borrow additional amounts from an affiliate of our majority stockholder if necessary to maintain compliance with the financial covenants in our credit agreement. We would be required to accept these loans which bear interest at an annual rate as high as 18.0%; even if we did not believe the funding was necessary to finance our business activities.
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
          Since March 2002 when Suntron shares began trading, the average number of shares of our common stock that traded on the Nasdaq National and SmallCap markets has been approximately 8,000 shares per day compared to approximately 27,619,000 issued and outstanding shares as of September 30, 2007. When trading volumes are this low, a relatively small buy or sell order can result in a large percentage change in the trading price of our common stock, which may be unrelated to changes in our stock price that are associated with our operating performance.

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

SUNTRON CORPORATION (Registrant)
Date: November 14, 2007	/s/ Hargopal Singh
Hargopal Singh
Chief Executive Officer

Date: November 14, 2007	/s/ Thomas B. Sabol
Thomas B. Sabol
Chief Financial Officer

Date: November 14, 2007	/s/ James A. Doran
James A. Doran
Chief Accounting Officer